Form 10QSB
period 2000-11-04
KAW ACQUISITION CORP
filed 2000-11-07
CIK 1119176

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                            FORM 10-QSB
                             (Mark One)

  [X]                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ending November 4, 2000.

          Or

  [ ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR
                    15 (d)OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from to

              Commission  file number 0-31245

                       KAW ACQUISITION CORPORATION
          (Exact name of registrant as specified in its charter)

          Nevada                                  91-2048013
          (State or other jurisdiction of      (I.R.S. Employer
           incorporation or organization)     Identification No.)


               1800 North Hill Avenue, Willow Grove, PA 19090
             (Address of principal executive offices (zip code))

                                   215-658-0131
             (Registrant's telephone number, including area code)

          Indicate by check mark whether the registrant
          (1) filled all reports required to be filed by
          Section 13 or 15(d) of the Securities Exchange
          Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
          90 days.

                          Yes             No       X

                  The registrant became subject to the
          filing requirements within the past 90 days.

          Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                  Class                   Outstanding at November 4, 2000
     Common Stock, par value $0.001                  500,000


              PART I - - FINANCIAL INFORMATION

          ITEM 1. FINANCIAL STATEMENTS

                KAW ACQUISITION CORPORATION
               (A Development Stage Company)
                   As of November 4, 2000
                        (Unaudited)

                           ASSETS

                  Cash                                        $     500

                  TOTAL ASSETS                                $     500

            LIABILITIES AND STOCKHOLDER'S EQUITY

          LIABILITIES                                         $      -

          STOCKHOLDER'S EQUITY

          Common stock, .001 par value,
          100,000,000 shares authorized,
          500,000 issued and outstanding                           500

          Total Stockholder's Equity                               500

          TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY         $     500


       See accompanying notes to financial statements

                KAW ACQUISITION CORPORATION
               (A Development Stage Company)
                  Statement of Operations
                        (Unaudited)

                                                         May 3, 2000
                                 July 16, 2000 to      (Inception) to
                                 November 4, 2000     November 4, 2000

          Income                     $   -                 $  -

          Expenses                       -                    -

            Total expenses               -                    -

          NET LOSS                   $   0                 $  0


          See accompanying notes to financial statements

                KAW ACQUISITION CORPORATION
               (A Development Stage Company)
        Statement of Changes in Stockholder's Equity
        For the Period From May 3, 2000 (Inception)
                    To November 4, 2000
                        (Unaudited)


                                                     Deficit
                                                    Accumulated
                     Common Stock        Additional   During
                        Issued            Paid-In   Development
                  Shares     Amount       Capital      Stage          Total

Common Stock
Issuance          500,000    $  500          -           -           $  500

Fair value of
expenses
contributed          -          -            -           -              -

Net losses for the periods ended:

November 4, 2000     -          -            -           -              -

BALANCE AT
November 4, 2000  500,000    $  500          -           -           $  500

          See accompanying notes to financial statements


                KAW ACQUISITION CORPORATION
               (A Development Stage Company)
                 Statement s of Cash Flows
                        (Unaudited)

                                  July 16, 2000 to            May 5, 2000
                                  November 4, 2000           (Inception) to
                                                            November 4, 2000

     CASH FLOW FROM OPERATING
     ACTIVITIES:

     Net loss                         $   -                      $   -
     Adjustment to reconcile net
     loss to net cash used by
     operating activities

     Capitalized expenses                 -                          -

     Net cash used in operating
     activities                           -                          -

     CASH FLOWS FROM INVESTING
     ACTIVITIES                           -                          -

     CASH  FLOWS FROM FINANCING
     ACTIVITIES                           -                          -

     Proceeds from issuance of
     common stock                         -                         500

     Net cash provided by financing
     activities                           -                         500

     CASH AND CASH EQUIVALENTS
     BEGINNING OF PERIOD                 500                         -

     CASH AND CASH EQUIVALENTS
     END OF PERIOD                   $   500                   $   500

          See accompanying notes to financial statement.

          NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

              A   Organization and Business Operations

          Kaw Acquisition Corporation (a development stage company) ("the Company") was incorporated in Nevada on May 3, 2000 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At
          November 4, 2000, the Company has not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising. The
          Company's formation and proposed fund raising.
          The Company's fiscal year end is December 31.

          The Company's ability to commence operation is contingent upon its ability to identify a prospective target business.


              B.      Cash and Cash Equivalents

          The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          C.  Cash and Cash Equivalents

          For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with the original maturity of three months or less to be cash equivalents.

          D.  Income Taxes

          The Company accounts for income taxes under the
          Financial Accounting Standards Board of
          Financial Accounting Standards No. 109,
          "Accounting for Income Taxes" ("Statement 109").
           Under Statement 109, deferred tax assets and
          liabilities are recognized for the future tax
          consequences attributable to differences between
          the financial statement carrying amounts of
          existing assets and liabilities and their
          respective tax basis.  Deferred tax assets and
          liabilities are there respective tax basis.
          Deferred tax assets and liabilities are measured
          using enacted tax rates expected to apply to
          taxable income in the years in which those
          temporary differences are expected to be
          recovered or settled.    Under  Statement 108,
          the effect on deferred tax assets and
          liabilities of a change in tax rates is
          recognized in income in the period that includes
          the enactment date.   There were no current or
          deferred income tax expense or benefits due to the Company not having any material operations for the period ending November 4, 2000.

          NOTE 2  STOCKHOLER'S EQUITY

          Common Stock

          The Company is authorized to issue 100,000,000 shares of common stock at $ .001 par value. The
          Company issued 500,000 shares of its common stock to Peter R. Goss pursuant to Rule 506 for an aggregate consideration of $500.

          NOTE 3  AGREEMENT

          On June 29, 2000, the Company signed an
          agreement with Peter R. Goss, a related entity
          (See Note 4).  The Agreement calls for Peter
          R. Goss to provide the following services, without reimbursement from the Company, until the Company enters into a business combination as described in Note 1A:

                1       Preparation and filing of required
                        documents with the Securities and
                        Exchange Commission.

                2       Location and review of potential
                        target companies.

                3 Payment of all corporate, organizational, and other costs incurred by the Company.

          ITEM 2.  MANGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              The Company has registered its common stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934
          (the "Exchange Act") and Rule 12 (g) thereof.
          The Company files with the Securities and Exchange Commission periodic and episodic reports under Rule 13 (a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports Form 10-KSB.

              The Company was formed to engage in a merger with or acquisition of and unidentified foreign or domestic private company which desires to become a reporting company whose securities have been registered under the Exchange Act. The Company may be deemed to meet the definition of a "blank check" company contained in Section (7)
          (b) (3) of the Securities Act of 1933, as amended.

              Management believes that there are perceived benefits to being a reporting company which may be attractive to foreign and domestic private companies.

              These benefits are commonly thought to include:

                    1      the ability to use securities to make
                           acquisition of assets or businesses;

                    2      increased visibility in the financial
                           community;

                    3      the facilitation of borrowing from
                           financial institutions;

                    4      improved trading efficiency;

                    5      the potential for shareholder liquidity;

                    6      greater ease in subsequently raising capital;

                    7 compensation of key employees through options for stock for which there may be a public market;

                    8      enhanced corporate image; and

                    9      a presence in the United States capital market.

                    A private company which may be interested in a business combination with the company may include:

                         1 a company for which a primary purpose of becoming a reporting company is the use of its securities for the acquisition of assets or businesses;

                         2      a company which is unable to find an
                                underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;

                         3 a company which wishes to become a reporting company with less dilution of its common stock than would occur normally upon an underwriting;

                         4 a company which believes that it will be able to obtain investment capital on more favorable terms after it has become a reporting company;

                         5 a foreign company which may wish an initial entry into the United States securities market;

                         6 a company seeking one or more of the other benefits believed to attach to a reporting company.

The Company is authorized to enter into a definitive agreement with a wide variety of private businesses without limitation as to their industry of revenues. It is not possible at this time to predict with which private company, if any, the Company will enter into a definitive agreement or what will be the industry, operating history, revenues, future prospects or other characteristics of that company.

As of the date hereof, ,management has not made any final decision concerning or entered into any final agreements for a business combination. When any such final agreement is effected the Company will file notice of such agreement or fact with the Securities and Exchange Commission on Form 8-K. Persons reading this form 10-QSB are advised to see if the Company has subsequently filed a Form 8-K.

The current shareholders of the Company have agreed not to sell or otherwise transfer any of their common stock of the Company except in connection with a business combination.

The Company does not intend to trade its securities in the secondary market until completion of a business combination. It is anticipated that following such occurrence the Company will take the steps required to cause its common stock to be admitted to quotation on the Nasdaq OTC Bulletin Board or, if it then meets the financial and other requirements thereof, on the Nasdaq SmallCap Market, National Market System or regional or national exchange.


               PART II - - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2.   CHANGES IN SECURITIES

Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.   OTHER INFORMATION

Not applicable.


                  ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

       -- Certificate of Incorporation filed as an exhibit to the Company's registration statement on Form 10-SB filed on August 4, 2000, and is incorporated herein by reference.

       -- By-Laws filed as an exhibit to the Company's registration statement of Form 10-SB filed on August 4, 2000, which is incorporated herein by reference.

       -- Shareholder agreement filed as an exhibit to the Company's registration statement on Form 10-SB filed on August 4, 2000, which is incorporated herein by reference.

       -- Agreement with Peter R. Goss filed as an exhibit to the Company's registration statement of Form 10-SB filed on August 4, 2000, which is incorporated herein by reference.

(b)    Reports on Form 8-K

       There were no reports on Form 8-K filed by the Company during the quarter.


                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      KAW ACQUISITION CORPORATION


                                  By: /s/   Peter R. Goss
                                      Peter R. Goss, President

Dated: 11-03-00