Form 10QSB
period 2001-02-04
KAW ACQUISITION CORP
filed 2001-03-21
CIK 1119176

SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549

                     FORM 10-QSB
                      (Mark One)

 [X]            QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ending
                   February 4, 2001

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

                                    918-336-1773
               (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes            No     X

     The registrant became subject to the filing requirements within the past 90 days.

     Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                            Outstanding at February 4, 2001
     Common Stock, par value $0.001                       500,000


                PART I - - FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

                   KAW ACQUISITION CORPORATION
                  (A Development Stage Company)
                     As of February 4, 2001
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


         See accompanying notes to financial statements

                   KAW ACQUISITION CORPORATION
                  (A Development Stage Company)
                    Statement of Operations
                           (Unaudited)

                                  November 5, 2000             May 3, 2000
                                         to                  (Inception) to
                                   February 4, 2001         February 4, 2001

     Income                             $   -                    $   -

     Expenses                               -                        -

            Total expenses                  -                        -

     NET LOSS                           $   0                    $   0

     See accompanying notes to financial statements

                   KAW ACQUISITION CORPORATION
                  (A Development Stage Company)
          Statement of Changes in Stockholder's Equity
           For the Period From May 3, 2000 (Inception)
                       To February 4, 2001
                           (Unaudited)


                                                          Deficit
                                                        Accumulated
                            Common Stoc      Additional   During
                              Issued          Paid-I    Development
                       Shares       Amount    Capital       Stage     Total

     Common Stock
       Issuance        500,000      $  500      -             -       $500

     Fair value of
     expenses
     contributed          -            -        -             -         -

     Net losses for the periods ended:

     February 4, 2001     -            -        -             -         -

     BALANCE AT
     February 4, 2001  500,000      $  500      -             -       $500

     See accompanying notes to financial statements

                   KAW ACQUISITION CORPORATION
                  (A Development Stage Company)
                    Statement s of Cash Flows
                           (Unaudited)

                                   November 5, 2000         May 3, 2000
                                         to               (Inception) to
                                   February 4, 2001      February 4, 2001

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

     NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

     A      Organization and Business Operations

     Kaw Acquisition Corporation (a development stage company) ("the Company") was incorporated in Nevada on May 3, 2000 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At February 4, 2001, the Company has not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising. The Company's formation and proposed fund raising. The Company's fiscal year end is December 31.

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

     D.     Income Taxes

     The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are there respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 108, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ending February 4, 2001.

     NOTE 2                     STOCKHOLDER'S EQUITY

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

     NOTE 3     AGREEMENT

     On June 29, 2000, the Company signed an agreement with Peter R. Goss, a related entity (see Note 4). The
     Agreement calls for Peter R. Goss to provide the following services, without reimbursement from the Company, until the Company enters into a business combination as described in Note 1A:

     1. Preparation and filing of required documents with the Securities and Exchange Commission.

     2.     Location and review of potential target companies.

     3. Payment of all corporate, organizational, and other costs incurred by the Company.

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

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

     A private company which may be interested in a business combination with the company may include:

     (1) a company for which a primary purpose of becoming a reporting company is the use of its securities for the acquisition of assets or businesses;

     (2) a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;

     (3) a company which wishes to become a reporting company with less dilution of its common stock than would occur normally upon an underwriting;

     (4) a company which believes that it will be able to obtain investment capital on more favorable terms after it has become a reporting company;

     (5) a foreign company which may wish an initial entry into the United States securities market;

     (6) a company seeking one or more of the other benefits believed to attach to a reporting company.

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

     As of the date hereof, management has not made any final decision concerning or entered into any final agreements for a business combination. When any such final agreement is effected the Company will file notice of such agreement or fact with the Securities and Exchange Commission on Form 8-K. Persons reading this form 10-QSB are advised to see if the Company has subsequently filed a Form 8-K.

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


                                    KAW ACQUISITION CORPORATION


                                    By:   /s/ Peter R. Goss
                                          Peter R. Goss
                                          President

     Dated:   February 4, 2001