Form 10-Q/A
period 2000-06-30
KAW ACQUISITION CORP
filed 2003-03-31
CIK 1119176

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                            FORM 10-Q/A
                             (Mark One)

  [X]                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the period ended June 30, 2000
  Or

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


                    963 Valley View Drive
                          Meadowbrook PA 19046-1317
             (Address of principal executive offices (zip code))


                         918-336-1773
     (Registrant's telephone number, including area code)

     (Former Name, Former Address and Former Fiscal Year,
                if Changed Since Last Report)

        Securities registered pursuant to Section 12(b) of the Exchange Act: NONE

        Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock:
        $0.001 Per Share

        Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
        (2) has been subject to such filing requirements for the past 90 days.

                       Yes            No     X

        State the number of shares outstanding of each of
        the issuer's class of common equity, as of March 27,
        2003:     500,000 shares.


        Transitional Small Business Disclosure Format:

                       Yes            No     X



                                    PART I

        Kaw Acquisition Corporation is in the process of filing all of its periodic reports since its inception with the Securities and Exchange
        Commission. The periodic filings initially filed erroneously stated that the Company's fiscal year end was April 30 when, in fact, it has always been December 31 and as such, the quarterly reports also contained incorrect information.


        ITEM 1. FINANCIAL STATEMENTS

                 KAW ACQUISITION CORPORATION
                (A Development Stage Company)
                  BALANCE SHEET (Unaudited)
                      SEPTEMBER 30, 2001

                            ASSETS

               Current Assets
               Cash







                                                                    $




                                                                    500

        ---------------


               Total Current Assets
                                                    $       500

        ---------------

             LIABILITIES AND STOCKHOLDER'S EQUITY

        Liabilities
                                                            $








        Stockholder's Equity
                Common stock $.001 par value; 100 million
        shares
                   authorized; 500,000 issued and
        outstanding                       500
                Deficit accumulated during the development stage

        ---------------

        $       500

        ---------------


                                      $      500

        ---------------


              See notes to financial statements



                 KAW ACQUISITION CORPORATION
                (A Development Stage Company)
             Statements of Operations (Unaudited)




                                               From

                                            May 3, 2000

                                            (Inception)











                   to June


                                                 30, 2000

                                                ----------

        Net income
                                                  $

                                                ----------

        Liabilities and Stockholder's Equity

        Earnings per share

           Net income per common share
                                                 $     --

                                                ----------

        Weighted average of common shares
           outstanding


                                                ----------



              See notes to financial statements



                 KAW ACQUISITION CORPORATION
                (A Development Stage Company)
        Statement of Changes in Stockholder's Equity
                        (Unaudited)
        From May 3, 2000 (Inception) to June 30, 2000s





        Accumulated


        through the
                                                      Common
        Stock          Paid in       Development
                                   Shares      Amount      Capital
                                    Stage       Total
                                 ----------  ----------  ----------
                                 ----------  ----------

        Initial stock issuance,
        on June 29, 2000           500,000     $   500     $   --
                                   $   --      $   500

        Net income, June 30,
           2000

                                 ----------  ----------  ----------
                                 ----------  ----------

        Balance June 30,
        2000                       500,000     $   500      $
                                         --    $   500
                                 ----------  ----------  ----------
                                 ----------  ----------



                      See notes to financial statements



                 KAW ACQUISITION CORPORATION
                (A Development Stage Company)
             Statement of Cash Flows (Unaudited)



                      From May 3, 2000

                                              (Inception) to
        June

                                                 30, 2000

                                                ----------

        Cash flows from operating activities
           Net income
                                                   $

                                                ----------

           Adjustments to reconcile net loss
           to net cash used in operating
           activities:

           Net cash provided by operating
              activities
                                                  $   --

                                                ----------

        Cash flows from financing activities:
           Net proceeds from issuance of
           common stock
                                                     500

                                                ----------

        Net cash provided by financing
           activities
                                                     500

                                                ----------

        Net increase in cash
                                                     500

                                                ----------

        Cash, beginning of period
                                                  $   --

                                                ----------

        Cash, end of period
                                                   $ 500

                                                ----------



                      See notes to financial statements



                         KAW ACQUISITION CORPORATION
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
                        Six Months Ended June 30, 2001


        NOTE 1            UNAUDITED FINANCIAL STATEMENTS

        The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 310(b) of Regulation SB. Accordingly, they do not include all of the information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles. For further information, including significant accounting policies followed by the Company, refer to the notes to the Company's audited financial statements at December 31, 2000 - Form 10KSB.

        The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the Notes to Financial Statements included in the Company's audited financial statements for the fiscal year ended December 31, 2000, which are included in Form 10-KSB.

        In the opinion of management, the unaudited financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flow for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The results of operations for the six-month period ended June 30, 2001, are not necessarily indicative of operating results to be expected for a full year.

        NOTE 2            SUMMARY OF SIGNIFICANT ACCOUNTING
                          PRINCIPLES

        Business Description

        The Company was formed to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business.

        The Company was incorporated in the State of Nevada on May 3, 2000, as Kaw Acquisition Corporation.

        The Company is considered to be in the development stage and the accompanying financial statements represent those of a development stage company.
        Activity during the development stage included organization of the Company, and implementation and revision of the business plan.

        Cash and Cash Equivalents

        For purposes of the statement of cash flows, the Company treats all short-term investments with maturities of three months or less at the date of purchase to be cash equivalents.

        Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and then reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Stock Options

        The Company elected to account for stock options issued to employees in accordance with Accounting Principles Board Opinion No. 25 (APB Opinion No. 25) Accounting For Stock Issued to Employees and related interpretations, which established financial accounting and reporting for compensation cost of stock issued to employees through non-variable plans, variable plans, and non-compensatory plans, and accounts for stock options and warrants issued to non-employees in accordance with SFAS 123, Accounting For Stock-Based Compensation, which established a fair value method of accounting for stock compensation plans with employees and others.

        Concentration of Risk

        There were no cash balances at June 30, 2001, that exceed federal insurance limits.

        Basic Earnings (Loss) per Share

        Basic earnings (loss) per share for each year is computed by dividing income (loss) for the year by the weighted average number of common shares outstanding during the year. Diluted earnings
        (loss) per share include the effects of common stock equivalents to the extent they are dilutive.

        Basic weighted average number of shares outstanding at June 30, 2000, is as follows:

            Basic weighted average number of shares
            outstanding            500,000


        NOTE 3                STOCKHOLDER'S EQUITY

        Common Stock

        The Company is authorized to issue 100,000,000 shares of common stock at $0.001 par value. On June 29, 2000, the Company issued 500,000 shares of common stock for an aggregate consideration of $500.

        NOTE 4                GOING CONCERN UNCERTAINTY

        These financial statements are presented assuming the Company will continue as a going concern. The
        Company has no operating history, no established source of revenue or earnings from operations, as well as an accumulated deficit. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters includes active pursuit of suitable business opportunities with which to negotiate business combinations on terms favorable to the Company.

        NOTE 5                SUBSEQUENT EVENTS

        Change in Registrant's Certifying Accountant.

        On January 17, 2003, Kaw Acquisition Corporation (the "Registrant") notified the accounting firm of Magee, Rausch & Shelton, LLP, of Tulsa, Oklahoma ("MRS") that MRS had been replaced as the Registrant's principal accountant. MRS reported on and audited the financial statements prepared by the Registrant for the period since inception (May 3, 2000) and ending July 15, 2000.

        On October 25, 2002, the Registrant engaged the accounting firm of James J. Taylor ("JJT") of New
        Braunfels, Texas, as its principal accountant to audit the financial statements prepared by the Registrant for the current fiscal year and for its past filings. The decision to change accountants was recommended by the Company's Board of Directors and was based on the recommendation of Special
        Counsel to the Registrant to change as JJT would be more accessible in the State of Texas to potential merger candidates.

        The financial statements reviewed as of July 15, 2000 and reported by MRS did not contain an adverse opinion or a disclaimer of opinion, nor were qualified or modified as to uncertainty, audit scope, or accounting principles. Additionally, during he Registrant's two most recent fiscal years and any subsequent interim period preceding MRS' dismissal, there were no disagreements with the Registrant's former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures. A copy of this disclosure has been provided to MRS. A copy of MRS' letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made by the Registrant contained in this Item 4 is attached to this Report as an exhibit.

        Other Events

        The Board of Directors recommended to the Registrant shareholders, and on September 30, 2002, the shareholders of the Registrant approved, a Resolution to amend the Registrant's Articles of Incorporation to:

        - - create a Class A Common Stock from the authorized capital stock consisting of 12,000,000 shares with a par value of $0.001 per share,

        - - create a Class B Common Stock from the authorized capital stock consisting of 88,000,000 shares with a par value of $0.001 per share, and

        - -                   add a preferred stock class
                              for 20.0 million additional
                              authorized shares.

                                   PART II
                              OTHER INFORMATION

        ITEM 1                LEGAL PROCEEDINGS

        There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

        ITEM 2                CHANGES IN SECURITIES

        Not applicable.

        ITEM 3                DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

        ITEM 4                SUBMISSION OF MATTER TO A VOTE
                              OF SECURITY HOLDERS

        Not applicable.

        ITEM 5                OTHER INFORMATION

        Not applicable.

        ITEM 6                EXHIBITS AND REPORTS
                                   (a)         Exhibits


        EXHIBIT NUMBER             DESCRIPTION

           3.1                Articles of Incorporation (1)
           99.3               Certification by the Company's
                              Chief Executive Officer and
                              Chief Financial Officer.*

        (1)  filed as an Exhibit to the Company's Form
        10-SB, filed with the Securities and
               Exchange Commission on August 7, 2000
        *    filed with this Form 10-QSB

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

                                    KAW ACQUISITION CORPORATION

                                    By: /s/ Peter R. Goss
                                        Peter R. Goss
                                        President

        Dated:   March 27, 2003




        EXHIBIT 99.3


                                CERTIFICATION

        I, Peter R. Goss, President, Chief Executive Officer and Acting Chief Financial Officer of Kaw
        Acquisition Corporation, certify that:

               1.      I have reviewed this quarterly report
        on Form 10-Q of Kaw Acquisition Corporation;

               2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

               3.      Based on my knowledge, the financial
        statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report;

               4.      I am responsible for establishing and
        maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

                a.       designed such disclosure controls
               and procedures to ensure that material
               information relating to the registrant,
               including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

                b.       evaluated the effectiveness of the
               registrant's disclosure controls and
               procedures as of a date within 90 days prior to the filing date of this quarterly report
               (the "Evaluation Date"); and

                c.       presented in this quarterly report
               my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

               5.        I have disclosed, based on my most
        recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                a.       all significant deficiencies in the
               design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                b.       any fraud, whether or not material,
               that involves management or other employees who have a significant role in the registrant's internal controls; and

               6.        I have indicated in this quarterly
        report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                          By: /s/     Peter R. Goss
                              Peter R. Goss
                              President, Chief Executive
                              Officer and Acting Chief Financial
                              Officer

        Dated:   March 27, 2003