Form 10-Q/A
period 2000-09-30
KAW ACQUISITION CORP
filed 2003-03-31
CIK 1119176

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                            FORM 10-Q/A
                             (Mark One)

  [X]                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                                 OF THE SECURITIES EXCHANGE ACT OF
  1934

      For the period from July 31, 2000, to September 30, 2000
  Or

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


        ITEM 1. FINANCIAL STATEMENTS

                 KAW ACQUISITION CORPORATION
                (A Development Stage Company)
                  BALANCE SHEET (Unaudited)
                      SEPTEMBER 30, 2000

                            ASSETS

               Current Assets
               Cash







                                                                    $




                                                                    489

        ---------------


               Total Current Assets
                                                    $       489

        ---------------

             LIABILITIES AND STOCKHOLDER'S EQUITY

        Liabilities
                                                            $








        Stockholder's Equity
                Common stock $.001 par value; 100 million
        shares
                   authorized; 500,000 issued and
        outstanding                       500
                      Additional paid in capital

                Less: subscription receivable

                Deficit accumulated during the development
        stage                      (11)

        ---------------

        $       489

        ---------------


                                      $      489

        ---------------


              See notes to financial statements



                 KAW ACQUISITION CORPORATION
                (A Development Stage Company)
             Statements of Operations (Unaudited)




            Three                              From

            Months                          May 3, 2000

            Ended                           (Inception)










                                                                    September
       to September


                                        30, 2000 30, 2000

                                       --------------------
        Income
        Other income (net)
                                        $     --  $

                                       --------------------

        Expenses
        General and administrative
                                              11       11

                                       --------------------
        Net loss
                                        $   (11) $   (11)

                                       --------------------

        Earnings per share

           Net income per common share
                                                 $     --

                                                ----------

        Weighted average of common shares
           outstanding


                                                ----------



              See notes to financial statements



                 KAW ACQUISITION CORPORATION
                (A Development Stage Company)
        Statements of Changes in Stockholder's Equity
                        (Unaudited)
      From May 3, 2000 (Inception) to September 30, 2000





        Accumulated


        through the

        Common Stock           Paid in       Development
                                   Shares        Amount      Capital
                                    Stage         Total
                                 ----------    ----------  ----------
                                 ----------    ----------

        Initial stock issuance,
        on June 29, 2000           500,000       $   500     $   --
                                   $   --        $   500

        Net loss, September
        30, 2000
                                       (11)          (11)
                                 ----------    ----------  ----------
                                 ----------    ----------

        Balance September
        30, 2000                   500,000       $   500     $   --
                                   $ (11)        $   489
                                 ----------    ----------  ----------
                                 ----------    ----------



                      See notes to financial statements



                 KAW ACQUISITION CORPORATION
                (A Development Stage Company)
             Statements of Cash Flows (Unaudited)

                                                                       Three



        Months     From May 3, 2000
                                                                       Ended
                                              (Inception) to
                                                                     September
                                                 September
                                                                     30, 2000
                                                 30, 2000
                                                                    ----------
                                                ----------

        Cash flows from operating activities
           Net loss                                                   $ (11)
                                                  $ (11)
                                                                    ----------
                                                ----------

           Adjustments to reconcile net loss
           to net cash used in operating
           activities:

           Net cash provided by operating
              activities                                              $ (11)
                                                  $ (11)
                                                                    ----------
                                                ----------

        Cash flows from financing activities:
           Net proceeds from issuance of
           common stock                                                  500
                                                     500
                                                                    ----------
                                                ----------

        Net cash provided by financing
           activities                                                    500
                                                     500
                                                                    ----------
                                                ----------

        Net increase in cash                                             489
                                                     489
                                                                    ----------
                                                ----------

        Cash, beginning of period                                     $   --
                                                  $   --
                                                                    ----------
                                                ----------

        Cash, end of period                                            $ 489
                                                   $ 489

                                                ----------



                      See notes to financial statements



                         KAW ACQUISITION CORPORATION
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
                     Six Months Ended September 30, 2000


        NOTE 1            UNAUDITED FINANCIAL STATEMENTS

        The accompanying financial statements of the Company have been prepared in accordance with the instructions to Form 10-QSB and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. It is suggested that these condensed financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's audited financial statements on Form 10-KSB for the fiscal year ended December 31, 2000.

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

        Concentration of Risk

        There were no cash balances at September 30, 2001, that exceed federal insurance limits.

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

        NOTE 5                SUBSEQUENT EVENTS

        Plan of Operation

        Kaw has entered into an agreement with Peter Goss, the sole shareholder of Kaw, to supervise the search for target companies as potential candidates for a business combination. The agreement will continue until such time as Kaw has effected a business combination. Peter Goss has agreed to pay all expenses of Kaw without repayment until such time as a business combination is effected.

        Mr. Goss may only locate potential target companies for Kaw and is not authorized to enter into any agreement with a potential target company binding Kaw. Kaw's agreement with Mr. Goss is not exclusive and Mr. Goss has entered into agreements with other companies similar to Kaw on similar terms. Mr. Goss may provide assistance to target companies incident to and following a business combination, and receive payment for such assistance from target companies.

        Mr. Goss owns 500,000 shares of Kaw's common stock for which he paid $500, or $0.001 par value per share.

        Mr. Goss has entered, and anticipates that he will enter, into agreements with other consultants to assist him in locating a target company and may share his stock in Kaw with or grant options on such stock to such referring consultants and may make payments to such consultants from his own resources.
         There is no minimum or maximum amount of stock, options, or cash that Mr. Goss may grant or pay to such consultants. Mr. Goss is solely responsible for the costs and expenses of his activities in seeking a potential target company, including any agreements with consultants, and Kaw has no obligation to pay any costs incurred or negotiated by Mr. Goss.

        Mr. Goss may seek to locate a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Web sites and similar methods. If Mr. Goss engages in solicitation, no estimate can be made as to the number of persons who may be contacted or solicited.

        To date Mr. Goss has not utilized solicitation and expects to rely on consultants in the business and financial communities for referrals of potential target companies.

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

        ITEM 4                SUBMISSION OF MATTER TO A VOTE
                              OF SECURITY HOLDERS

        Not applicable.

        ITEM 5                OTHER INFORMATION

        Not applicable.

        ITEM 6                EXHIBITS AND REPORTS
                                   (a)         Exhibits


        EXHIBIT NUMBER             DESCRIPTION

           3.1                Articles of Incorporation (1)
           3.3                Bylaws (1)
           10.1               Agreement with Peter Goss (1)
           10.2               Shareholders Agreement (1)
           99.3               Certification by the Company's
                              Chief Executive Officer and
                              Chief Financial Officer.*

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