Form 10-K
period 2000-12-31
KAW ACQUISITION CORP
filed 2003-03-31
CIK 1119176

SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549

                     FORM 10-KSB
                      (Mark One)

                [X]                    ANNUAL REPORT
                UNDER SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


                For the fiscal year ended December
                       31, 2000
                Or

                [   ]          TRANSITION REPORT
                PURSUANT TO SECTION 13 OR
                15 (d)OF THE SECURITIES EXCHANGE ACT
                       OF 1934
                For the transition period from
                                to

            Commission file number 0-31245

             KAW ACQUISITION CORPORATION
                (Exact name of small business issuer
                   in its charter)

            Nevada                       91-2048013
     (State or other jurisdiction of     (I.R.S. Employer
     incorporation or organization)      Identification No.)


        963 Valley View Drive, Meadowbrook PA 19046-1317
       (Address of principal executive offices (zip code))

        Issuer's Telephone Number:          918-336-1773


     Securities registered under Section 12(g) of the Exchange
     Act: Common Stock $0.001 par value per share.

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes    X              No

     Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form
     10-KSB.   [    ]

     State issuer's revenues for its most recent fiscal year.
           $0


     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.
                                                         $0

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

               Class                      Outstanding at
     Common Stock, par value            December 31, 2000
              $0.001                          500,000

                             PART I

     ITEM 1. DESCRIPTION OF BUSINESS

            Kaw Acquisition Corporation ("the Company") was incorporated on May 3, 2000, under the laws of the State of Nevada to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and has no operations to date other than issuing shares to its original shareholder.

            The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in a business entity which desires to seek the perceived advantages of a corporation which has a class of securities registered under the Exchange Act. The Company will not restrict its search to any specific business, industry, or geographical location and it may participate in a business venture of virtually any kind or nature. Management anticipates that it will be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources.

            The Company registered its common stock on a Form 10-SB Registration Statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. The Company files with the Securities and Exchange Commission periodic and current reports under Rule 13(a) of the Exchange Act, including Quarterly Reports on Form 10-QSB and Annual Reports Form 10-KSB.

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


     ITEM 2. DESCRIPTION OF PROPERTY

            The Company has no properties and at this time has no agreements to acquire any properties. The Company currently uses the offices of Management at no cost to the Company. Management has agreed to continue this arrangement until the Company completes a business combination.
     S
     ITEM 3.        LEGAL PROCEEDINGS

            There is no litigation pending or threatened by or against the Company.

     ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                    HOLDERS

            No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                                  PART II

     ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED
                    STOCKHOLDER MATTERS

            Following a business combination, a target company will normally wish to cause the Company's common stock to trade in one or more United States securities markets. The target company may elect to take the steps required for such admission to quotation following the business combination or at some later time.

            If, after a business combination, the Company does not meet the qualifications for listing on the Nasdaq SmallCap Market, the Company may apply for quotation of its securities on the NASD OTC Bulletin Board. In certain cases the Company may elect to have its securities initially quoted in the "pink sheets" published by the National Quotation Bureau, Inc.

            To have its securities quoted on the NASD OTC
     Bulletin Board a company must:

            (1)     be a company that reports its current
     financial information to the Securities and Exchange
     Commission, bank regulators or insurance regulators;

            (2) has at least one market maker who completes and files a Form 211 with NASD Regulation, Inc.

            The NASD OTC Bulletin Board is a dealer-driven quotation service. Unlike the Nasdaq Stock Market, companies cannot directly apply to be quoted on the NASD OTC Bulletin Board, only market makers can initiate quotes, and quoted companies do not have to meet any quantitative financial requirements. Any equity security of a reporting company not listed on the Nasdaq Stock Market or on a national securities exchange is eligible.

            In order to qualify for listing on the Nasdaq SmallCap Market, a company must have at least (i) net tangible assets of $4,000,000 or market capitalization of $50,000,000 or net income for two of the last three years of $750,000; (ii) a public float of 1,000,000 shares with a market value of $5,000,000; (iii) a bid price of $4.00);
     (iv) three market makers; (v) 300 shareholders, and (vi) an operating history of one year or, if less than one year, $50,000,000 in market capitalization. For continued listing on the Nasdaq SmallCap Market, a company must have at last (i) net tangible assets of $2,000,000 or market capitalization of $35,000,000 or net income for two of the last three years of $500,000; (ii) a public float of 500,000 shares with a market value of $1,000,000; (iii) a bid price of $1.00; (iv) two market makers; and (v) 300 shareholders.

            In general, there is greatest liquidity for traded securities on the Nasdaq SmallCap Market, less on the NASD OTC Bulletin Board, and least through quotation by the National Quotation Bureau, Inc., on the "pink sheets". It is not possible to predict where, if at all, the securities of the Company will be traded following a business combination.

            During the past three years, the Company has sold securities which were not registered as follows:

                                 NUMBER OF
     DATE             NAME         SHARES    CONSIDERATION

     06/29/2000   Peter R. Goss    500,000     $ 500


     ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                    PLAN OF OPERATION

            The Company will attempt to locate and negotiate with a business entity for the combination of that target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange (the "business combination").
     In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target business.

            The Company has not restricted its search for any specific kind of businesses, and it may acquire a business which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

            In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity.

            It is anticipated that any securities issued in any such business combination would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination.
     The issuance of additional securities and their potential sale into any trading market which may develop in the Company's securities may depress the market value of the Company's securities in the future if such a market develops, of which there is no assurance.

            The Company will participate in a business combination only after the negotiation and execution of appropriate agreements. Negotiations with a target company will likely focus on the percentage of the Company which the target company shareholders would acquire in exchange for their shareholdings. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing and will include miscellaneous other terms. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's shareholders at such time.

            The Company has entered into an agreement with Peter R. Goss, its sole shareholder, to supervise the search for target companies as potential candidates for a business combination. The Agreement will continue until such time as the Company has effected a business combination. Peter R. Goss has agreed to pay all expenses of the Company until such time as a business combination is effected, without repayment. Peter R. Goss, the sole Officer and Director of the Company, is the sole Officer and Director and controlling Shareholder of Kaw Acquisition Corporation.

            The Company does not anticipate expending funds itself for locating a target company. Peter R. Goss, the Officer and Director of the Company, provides his services without charge or repayment. The Company will not borrow any funds to make any payments to the Company's Management, its affiliates or associates. If Peter R. Goss stops or becomes unable to continue to pay the Company's operating expenses, the Company may not be able to timely make its periodic reports required under the Exchange Act nor to continue to search for an acquisition target. In such event, the Company would seek alternative sources of funds or services, primarily through the issuance of its securities.

            Peter R. Goss may only locate potential target companies for the Company and is not authorized to enter into any agreement with a potential target company binding the Company. Peter R. Goss may provide assistance to target companies incident to and following a business combination, and receive payment for such assistance from target companies. The Agreement with Peter R. Goss is not exclusive and the Company may enter into similar agreements with other persons or entities.

            The Board of Directors has passed a Resolution which contains a policy that the Company will not seek a business combination with any entity in which the Company's Officer, Director, shareholders or any affiliate or associate serves as an officer or director or holds any ownership interest.

     ITEM 7.        FINANCIAL STATEMENTS

            The financial statements for the year ended
     December 31, 2000, are attached to this filing.

     ITEM 8.        CHANGES IN AND DISAGREEMENTS WITH
                    ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                    DISCLOSURE

            There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.

                                 PART III

     ITEM 9.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                    AND CONTROL PERSONS; COMPLIANCE WITH
                    SECTION 16(A) OF THE EXCHANGE ACT

            The Directors and Officers of the Company are as follows:

          Name               Age      Positions and
                                      Offices Held

     Peter R. Goss            64        President,
                                        Secretary,
                                        Director

            There are no agreements or understandings for the Officer or Director to resign at the request of another person and the above-named Officer and Director is not acting on behalf of nor will act at the direction of any other person.

            Set forth below is the name of the Director and Officer of the Company, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

            Peter Goss graduated in 1959 from Temple University with a B.S. Degree in Business Administration. In 1967, Mr. Goss received his M.B.A. in Industrial Relations from Temple University through the Graduate School. Over the course of his career, Mr. Goss has worked for the U.S. Government as a Management Analyst from 1961 to 1967, and for the Radio Corporation of America as a Senior System Analyst from 1967 to 1969. Currently, Mr. Goss serves as President of Village Mortgage Corporation and as Trustee of his land development and property management for his family. Village Mortgage Corporation is involved with the placement of residential and commercial loans, development of .com companies, acquisition of venture capital, and land development and home building. Mr. Goss has served as President for Village Mortgage Corporation since 1987.

     OTHER SIMILAR COMPANIES

            Peter R. Goss, the President of the Company, has been and is currently involved with companies similar to this one. The initial business purpose of each of these companies was or is to engage in a business combination with an unidentified company or companies.

     CONFLICTS OF INTEREST

            A conflict may arise in the event that a similar company with which Mr. Goss is affiliated also actively seeks a target company. It is anticipated that target companies will be located for the Company and other similar companies in chronological order of the date of formation of such companies or, in the case of companies formed on the same date, alphabetically. However, other companies may differ from the Company in certain items such as place of incorporation, number of shares and shareholders, working capital, types of authorized securities, or other items. It may be that a target company may be more suitable for or may prefer a certain company formed after the Company. In such case, a business combination might be negotiated on behalf of the more suitable or preferred similar company regardless of date of formation.

            Mr. Goss has other ongoing business concerns. As such, demands may be placed on the time of Mr. Goss which would detract from the amount of time he is able to devote to the Company. Mr. Goss intends to devote as much time to the activities of the Company as required. However, should such a conflict arise, there is no assurance that Mr. Goss would not attend to other matters prior to those of the Company.

            The terms of a business combination may include such terms as Mr. Goss remaining a Director or Officer of the Company. The terms of a business combination may provide for a payment by cash or otherwise to Peter Goss by a target business for the purchase of all or part of his common stock of the Company owed by Mr. Goss. Mr. Goss would directly benefit from such employment or payment. Such benefits may influence Mr. Goss' choice of a target business.

            Management may agree to pay finder's fees, as appropriate and allowed, to unaffiliated persons who may bring a target business to the Company where that reference results in a business combination. The amount of any finder's fee will be subject to negotiation, and cannot be estimated at this time. No finder's fee will be paid to the management or promoters of the Company, or to their associates or affiliates. No loans of any type have been, or will be, made to management or promoters of the Company or to any of their associates or affiliates.

            The Company will not enter into a business combination, or acquire any assets of any kind for its securities, in which management or promoters of the Company or any affiliates or associates have any interest, direct or indirect.

            There are no binding guidelines or procedures for resolving potential conflicts of interest. Failure by management to resolve conflicts of interest in favor of the Company could result in liability of management to the Company. However, any attempt by shareholders to enforce a liability of management to the Company would most likely be prohibitively expensive and time consuming.

     ITEM 10.       EXECUTIVE COMPENSATION

            The Company's Officer and Director does not receive any compensation for his services rendered to the Company, nor has he received such compensation in the past. The Officer and Director is not accruing any compensation pursuant to any agreement with the Company. However, the Officer and Director of the Company anticipates receiving benefits as a beneficial shareholder of the Company, and as the Officer and Director.

            No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.


     ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                    OWNERS AND MANAGEMENT

            The following table sets forth, as of December 31, 2000, each person known by the Company to be the beneficial owner of five percent or more of the Company's common stock and the Director and Officer of the Company. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

     Name and Address       Amount of Beneficial    Percentage
     of Beneficial Owner         Ownership           Of Class

     Peter Goss                   500,000             100%
     963 Valley View Drive
     Meadowbrook PA 19046-1317

     All Executive Officers
     and Directors as a Group
     (1 Person)                   500,000             100%


     ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            On June 29, 2000, the Company issued a total of 500,000 shares of common stock to the following for a total of $500.00 in cash.

                                  Number of         Total
          Name                     Shares        Consideration

      Peter R. Goss                500,000          $500

            The Board of Directors has passed a Resolution which contains a policy that the Company will not seek an acquisition or merger with any entity in which the Company's Officer, Director, shareholders or any affiliate or associate serves as an officer or director or holds any ownership interest. Management is not aware of any circumstances under which this policy may be changed.

     ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K

            (a)     Exhibits
             99.3   Certification

            (b) There were no reports on Form 8-K filed by the Company during the quarter ended December 31, 2000.

              [ remainder of page intentionally left blank ]
                           SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    KAW ACQUISITION CORPORATION


                                    By: /s/ Peter R. Goss
                                        Peter R. Goss
                                        President

     Dated:   March 28, 2003


            Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     NAME                    OFFICE                    DATE

     /s/ Peter R. Goss        Director           March 28, 2003
     Peter R. Goss




     EXHIBIT 99.3


                               CERTIFICATION

     I, Peter R. Goss, President, Chief Executive Officer and
     Acting Chief Financial Officer of Kaw Acquisition
     Corporation, certify that:

            1.        I have reviewed this annual report on
     Form 10-KSB of Kaw Acquisition Corporation;

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



                       By: /s/ Peter R. Goss
                           Peter R. Goss
                           President, Chief Executive Officer
                           and Acting Chief Financial Officer

     Dated:   March 28, 2003





                   KAW ACQUISITION CORPORATION
                  INDEX TO FINANCIAL STATEMENTS

                                                      Page

     Independent Auditor's Report                       1

     Balance Sheet - December 31, 2000                  2

     Statement of Operations -
       For the Period from May 3, 2000
       (Date of Inception) to December 31, 2000         3

     Statement of Cash Flows -
       For the Period from May 3, 2000
       (Date of Inception) to December 31, 2000         4

     Statement of Changes in Stockholder's Equity -
       For the Period from May 3, 2000
       (Date of Inception) to December 31, 2000         5

     Notes to Financial Statements                      6

                              James J. Taylor
                        Certified Public Accounting


                       INDEPENDENT AUDITOR'S REPORT


     Board of Directors
     Kaw Acquisition Corporation
     (A Development Stage Company)

     I have examined the accompanying balance sheet of Kaw Acquisition Corporation (a development stage company) as of December 31, 2000 and the related statements of operations and retained deficit, cash flows, and stockholder's equity for the period from May 3, 2000 (date of inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

     I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the financial statements referred to above present fairly in all material respects, the financial position of Kaw Acquisition Corporation (a development stage company) as of December 31, 2000, and the results of its operations and retained deficit, cash flows, and stockholder's equity for the period from May 3, 2000 (date of inception) to December 31, 2000 in conformity with generally accepted accounting principles.


     March 28, 2003


     /s/   James J. Taylor


     555 IH35 South  Suite 312  New Braunfels, Texas 78130
     Telephone (830)624-1000  (830)624-0300
                  e-mail address: james_j_taylor@msn.com

                                    -1-




                   KAW ACQUISITION CORPORATION
                  (A DEVELOPMENT STAGE COMPANY)

                          BALANCE SHEET

                        DECEMBER 31, 2000


                             ASSETS

     Cash                                                $ 474
                                                         ______
            Total Assets                                 $ 474
                                                         ______




              LIABILITIES AND STOCKHOLDER'S EQUITY

     LIABILITIES                                         $ 0


     STOCKHOLDER'S EQUITY:
       Common stock - $0.001 par value, 100 million
       shares authorized,
       500,000 shares issued and outstanding               500
         Retained Earnings                                 (26)
                                                         ______
           Total Stockholder's equity                      474
                                                         ______
           Total Liabilities and Stockholder's Equity    $ 474
                                                         ______




         SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS
                               -2-


                   KAW ACQUISITION CORPORATION
                  (A DEVELOPMENT STAGE COMPANY)

         STATEMENTS OF OPERATIONS AND RETAINED DEFICITS

     FOR THE PERIOD OF MAY 3, 2000 (DATE OF INCEPTION) TO
                        DECEMBER 31, 2000






     INCOME                                              $ 474

     EXPENSES
       Bank Charges                                         26
                                                          ____
         Total Expenses                                     26
                                                          ____

     NET INCOME (LOSS)                                     (26)

     RETAINED DEFICIT MAY 3, 2000 (date of inception)        0
                                                           ____
     RETAINED DEFICIT DECEMBER 31, 2000                    (26)
                                                           ____






              SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS
                                    -3-



                   KAW ACQUISITION CORPORATION
                  (A DEVELOPMENT STAGE COMPANY)

                     STATEMENT OF CASH FLOWS

     FOR THE PERIOD OF MAY 3, 2000 (DATE OF INCEPTION) TO
                        DECEMBER 31, 2000



     CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                 $ (26)

     Adjustments to reconcile net income to net cash
     flows from operating activities                       0

     Net cash provided by (used in) operating
     activities                                          (26)

     CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of common stock             500

     Net cash provided by financing activities          500

     NET INCREASE IN CASH AND CASH EQUIVALENTS          474



     CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD       0

     CASH AND CASH EQUIVALENTS, END OF PERIOD          $474



         SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS
                               -4-



                   KAW ACQUISITION CORPORATION
                  (A DEVELOPMENT STAGE COMPANY)

          STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY

     FOR THE PERIOD OF MAY 3, 2000 (DATE OF INCEPTION) TO
                        DECEMBER 31, 2000




                              COMMON                      TOTAL
                              STOCK    COMMON             STOCK-
                              SHARES   STOCK   RETAINED   HOLDER'S
     DATE                     ISSUED   AMOUNT  DEFICITS   EQUITY

     5/3/00
            Original common
            stock issue       500,000  $ 500     $ 0       $500

     12/31/00
            Net loss for the
            period of May 3,
            2000 to December
            31, 2000                             (26)       (26)

     12/31/00
            Totals            500,000  $ 500    $(26)      $474




         SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS
                               -5-


                   KAW ACQUISITION CORPORATION
                (A DEVELOPMENT STAGE CORPORATION)
                  NOTES TO FINANCIAL STATEMENTS
     FOR THE PERIOD FROM MAY 3, 2000 (DATE OF INCEPTION) TO
                        DECEMBER 31, 2000


     NOTE 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            ORGANIZATION AND BUSINESS OPERATIONS:
            Kaw Acquisition Corporation was incorporated in Nevada on May 3, 2000 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisitions or other business combinations with a domestic or foreign private business. At December 31, 2000, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising. The Company's fiscal year ends December 31.

            The Company's ability to commence operations is contingent upon its abilities to identify a prospective target business and raise capital that it will require through the issuance of equity securities, dent securities, bank borrowings or a combination thereof.

            USE OF ESTIMATES:
            The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

            CASH AND CASH EQUIVALENTS:
            For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

            FEDERAL INCOME TAXES:
            The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for
            Income Taxes" ("Statement 109"). Provisions for income taxes are calculated on a pretax income reported for financial statement purposes.
            Deferred income taxes (liability) or benefit from income taxes (asset) are provided through timing differences between the reporting of financial statement income and taxable income. If material, these differences will be recorded as deferred income taxes of benefit from income taxes. Due to the Company's operational inactivity from the date of inception through December 31, 2000, no deferred taxes or benefit from income taxes has been provided.

     NOTE 2  -  STOCKHOLDER'S EQUITY:

            In the original charter issued by the State of Nevada on May 3, 2000, the Company was authorized to issue 10,000,000 shares of common stock at a par value of $0.001 per share. Of the number of shares authorized, 500,000 shares have been issued to Peter R. Goss, pursuant to Rule 506, for the aggregate consideration of $500.

     NOTE 3  -  SERVICES AGREEMENT:

            On June 29, 2000, the Company signed an agreement with Peter R. Goss, a related entity. The Agreement calls for Peter R. Goss to provide the following services, without reimbursement from the Company, until the Company enters into a business combination as described in Note 1:
            1.      Preparation and filing of required
                    documents with the Securities and Exchange
                    Commission.
            2.      Location and review of potential target
                    companies.
            3. Payment of all corporate, organizational, and other costs incurred by the Company.

     NOTE 4  - SUBSEQUENT EVENTS:
            On September 30, 2002, at a duly called meeting of the Board of Directors, a resolution amending the articles of incorporation to provide for Class A and Class B common stock and to provide for Preferred Shares. The classes are as follows:
                1.  Class A Common Stock consisting of
                    12,000,000 shares with a par value of
                    $0.001 per share.
                2.  Class B Common Stock consisting of
                    88,000,000 shares with a par value of
                    $0.001 per share.
                3. Preferred Stock consisting of 20,000,000 shares with a par value of $0.001 per share.