Form 10-Q/A
period 2001-03-31
KAW ACQUISITION CORP
filed 2003-03-31
CIK 1119176

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                            FORM 10-Q/A
                             (Mark One)

  [X]                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                                 OF THE SECURITIES EXCHANGE ACT OF
  1934

       For the period from January 1, 2001, to March 31, 2001
  Or

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


        ITEM 1. FINANCIAL STATEMENTS

                 KAW ACQUISITION CORPORATION
                (A Development Stage Company)
                  BALANCE SHEET (Unaudited)
                        MARCH 31, 2001

                            ASSETS

               Current Assets
               Cash







                                                                    $




                                                                    457

        ---------------


               Total Current Assets
                                                    $       457

        ---------------

             LIABILITIES AND STOCKHOLDER'S EQUITY

        Liabilities
                                                            $








        Stockholder's Equity
                Common stock $.001 par value; 100 million
        shares
                   authorized; 500,000 issued and
        outstanding                       500
                Deficit accumulated during the development
        stage                      (43)

        ---------------

        $       457

        ---------------


                                      $      457

        ---------------


              See notes to financial statements



                 KAW ACQUISITION CORPORATION
                (A Development Stage Company)
             Statements of Operations (Unaudited)




            Three                              From

            Months                          May 3, 2000

            Ended                           (Inception)








                                                                    March

                                                                    31to

                                                                    Ma
                 rch 31


                                          2001     2001

                                       --------------------
        Income
        Other income (net)
                                        $     --  $

                                       --------------------

        Expenses
        General and administrative
                                              17       43

                                       --------------------
        Net loss
                                        $   (17) $   (43)

                                       --------------------

        Earnings per share

           Net income per common share
                                                 $     --

                                                ----------

        Weighted average of common shares
           outstanding
                                                  500,000

                                                ----------



              See notes to financial statements



                 KAW ACQUISITION CORPORATION
                (A Development Stage Company)
        Statements of Changes in Stockholder's Equity
                        (Unaudited)
        From May 3, 2000 (Inception) to March 31, 2001





        Accumulated


        through the

        Common Stock          Paid in       Development
                                   Shares       Amount      Capital
                                    Stage        Total
                                 ----------   ----------  ----------
                                 ----------   ----------

        Initial stock issuance,
        on June 29, 2000           500,000      $   500     $   --
                                   $   --       $   500

        Net loss, December
        31, 2000
                                       (26)         (26)
                                 ----------   ----------  ----------
                                 ----------   ----------

        Balance December
        31, 2000                   500,000      $   500     $   --
                                   $ (26)       $   474

        Net loss, March 31,
        2001
                                       (17)         (17)
                                 ----------   ----------  ----------
                                 ----------   ----------

        Balance March 31,
        2001                       500,000      $   500      $
                                   $ (43)       $   457
                                 ----------   ----------  ----------
                                 ----------   ----------



                      See notes to financial statements



                 KAW ACQUISITION CORPORATION
                (A Development Stage Company)
             Statements of Cash Flows (Unaudited)

                                                                       Three



        Months     From May 3, 2000
                                                                       Ended
                                              (Inception) to
                                                                     March 31
                                                 March 31
                                                                       2001
                                                   2001
                                                                    ----------
                                                ----------

        Cash flows from operating activities
           Net loss                                                   $ (17)
                                                  $ (43)
                                                                    ----------
                                                ----------

           Adjustments to reconcile net loss
           to net cash used in operating
           activities:

           Net cash provided by operating
              activities                                              $ (17)
                                                  $ (43)
                                                                    ----------
                                                ----------

        Cash flows from financing activities:
           Net proceeds from issuance of
           common stock
                                                     500
                                                                    ----------
                                                ----------

        Net cash provided by financing
           activities
                                                     500
                                                                    ----------
                                                ----------

        Net increase (decrease) in cash                                   (17)
                                                     457
                                                                    ----------
                                                ----------

        Cash, beginning of period                                     $   457
                                                  $   --
                                                                    ----------
                                                ----------

        Cash, end of period                                            $ 457
                                                   $ 457
                                                                    ----------
                                                ----------



                      See notes to financial statements



                         KAW ACQUISITION CORPORATION
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
                      Three Months Ended March 31, 2001


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

        In the opinion of management, the unaudited financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flow for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The results of operations for the three month period ended March 31, 2001, are not necessarily indicative of operating results to be expected for a full year.

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

        Concentration of Risk

        There were no cash balances at March 31, 2001, that exceed federal insurance limits.

        Basic Earnings (Loss) per Share

        Basic earnings (loss) per share for each year is computed by dividing income (loss) for the year by the weighted average number of common shares outstanding during the year. Diluted earnings
        (loss) per share include the effects of common stock equivalents to the extent they are dilutive.

        Basic weighted average number of shares outstanding at March 31, 2001, is as follows:

               Basic weighted average number of shares
               outstanding            500,000


        NOTE 3                STOCKHOLDER'S EQUITY (DEFICIT)

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

        Subsequent Events

        Change in Registrant's Certifying Accountant

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