Form 10-Q
period 2001-06-30
KAW ACQUISITION CORP
filed 2003-03-31
CIK 1119176

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                            FORM 10-QSB
                             (Mark One)

  [X]                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                                 OF THE SECURITIES EXCHANGE ACT OF
  1934

     For the quarter period from April 1, 2001 to June 30, 2001
  Or

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


        ITEM 1. FINANCIAL STATEMENTS

                 KAW ACQUISITION CORPORATION
                (A Development Stage Company)
                  BALANCE SHEET (Unaudited)
                      SEPTEMBER 30, 2001

                            ASSETS

               Current Assets
               Cash







                                                                    $




                                                                    439

        ---------------


               Total Current Assets
                                                    $       439

        ---------------

             LIABILITIES AND STOCKHOLDER'S EQUITY

        Liabilities
                                                            $








        Stockholder's Equity
                Common stock $.001 par value; 100 million
        shares
                   authorized; 500,000 issued and
        outstanding                       500
                Deficit accumulated during the development
        stage                      (61)

        ---------------

        $       439

        ---------------


                                      $      439

        ---------------


              See notes to financial statements



                 KAW ACQUISITION CORPORATION
                (A Development Stage Company)
             Statements of Operations (Unaudited)




                                               From

                                            May 3, 2000
                                           Three Months        Six Months
                                            (Inception)
                                          Ended June 30
        Ended June 30                         to June
                                          2001     2000       2001
                                          2000   30, 2001
                                         ------   ------     ------
                                         ------ ----------

        Income
        Other income (net)                $  --    $  --      $  --
                                          $  --   $
                                         ------   ------     ------
                                         ------ ----------
        Expenses
        General and administrative           18    $  --         35
                                          $           61
                                         ------   ------     ------
                                         ------ ----------

        Net Loss                          $(18)    $  --      $(35)
                                          $  --   $  (61)
                                         ------   ------     ------
                                         ------ ----------

        Earnings per share
           Net loss per common share      $   0               $   0

                                         ------              ------


        Weighted average of common
           shares outstanding            500,000             500,000

                                       ----------          ----------




              See notes to financial statements



                 KAW ACQUISITION CORPORATION
                (A Development Stage Company)
        Statements of Changes in Stockholder's Equity
                        (Unaudited)
        From May 3, 2000 (Inception) to June 30, 2001





           Accumulated


             through the

        Common Stock                  Paid in       Development
                                   Shares       Amount       Capital
                                    Stage        Total
                                 ----------   ----------   ----------
                                 ----------   ----------

        Initial stock issuance,
        on June 29, 2000           500,000      $   500      $   --
                                   $   --       $   500

        Net loss, December
        31, 2000
                                      (26)         (26)
                                 ----------   ----------   ----------
                                 ----------   ----------

        Balance December 31,
        2000                       500,000      $   500       $
                                      (26)      $   474

        Net loss, June 30, 2001          --           --
          --                          (35)         (35)
                                 ----------   ----------   ----------
                                 ----------   ----------

        Balance June 30, 2001      500,000      $   500      $   --
                                      (61)      $   439
                                 ----------   ----------   ----------
                                 ----------   ----------

                      See notes to financial statements



                 KAW ACQUISITION CORPORATION
                (A Development Stage Company)
             Statements of Cash Flows (Unaudited)



                      From May 3, 2000

                       Six Months Ended June 30,
        (Inception) to June
                                                   2001                2000
                                                 30, 2001
                                                ----------          ----------
                                                ----------

        Cash flows from operating activities
           Net loss                               $ (35)              $   --
                                                  $ (61)
                                                ----------          ----------
                                                ----------

           Adjustments to reconcile net loss
           to net cash used in operating
           activities:

           Net cash used in operating activities  $ (35)              $   --
                                                  $ (61)
                                                ----------          ----------
                                                ----------

        Cash flows from financing activities:
           Net proceeds from issuance of
           common stock
                                                     500
                                                ----------          ----------
                                                ----------

        Net cash provided by financing
           activities                                                    500
                                                     500
                                                ----------          ----------
                                                ----------

        Net increase (decrease) in cash             (35)                 500
                                                     439

        Cash, beginning of period                  $ 474

                                                ----------          ----------
                                                ----------

        Cash, end of period                        $ 439               $ 500
                                                   $ 439
                                                ----------          ----------
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

        Basic weighted average number of shares outstanding at June 30, 2001, is as follows:

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

        ITEM 4                SUBMISSION OF MATTER TO A VOTE
                              OF SECURITY HOLDERS

        Not applicable.

        ITEM 5                OTHER INFORMATION

        Not applicable.

        ITEM 6                EXHIBITS AND REPORTS
                                   (a)         Exhibits


        EXHIBIT NUMBER             DESCRIPTION

           99.3               Certification by the Company's
                              Chief Executive Officer and
                              Chief Financial Officer.*

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