Form 10-Q
period 2001-09-30
KAW ACQUISITION CORP
filed 2003-03-31
CIK 1119176

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                            FORM 10-QSB
                             (Mark One)

  [X]                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                                 OF THE SECURITIES EXCHANGE ACT OF
  1934

  For the quarter period from July 1, 2001, to September 30, 2001
  Or

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

        ---------------


              See notes to financial statements



                 KAW ACQUISITION CORPORATION
                (A Development Stage Company)
             Statements of Operations (Unaudited)




                                               From
                                           Three Months        Nine Months
                                            May 3, 2000
                                               Ended              Ended
                                            (Inception)
                                           September 3
        September 30                       to September
                                          2001     2000       2001
                                          2000   30, 2001
                                         ------   ------     ------
                                         ------ ----------

        Income
        Other income (net)                $  --    $  --      $  --
                                          $  --   $
                                         ------   ------     ------
                                         ------ ----------
        Expenses
        General and administrative           --    $ 11          35
                                          $ 11        61
                                         ------   ------     ------
                                         ------ ----------

        Net Loss                          $  --    $(11)      $(35)
                                          $(11)    $(61)
                                         ------   ------     ------
                                         ------ ----------

        Earnings per share
           Net loss per common share      $   0               $   0

                                         ------              ------


        Weighted average of common
           shares outstanding            500,000             500,000

                                       ----------          ----------




              See notes to financial statements



                 KAW ACQUISITION CORPORATION
                (A Development Stage Company)
        Statements of Changes in Stockholder's Equity
                        (Unaudited)
      From May 3, 2000 (Inception) to September 30, 2001





        Deficit


        Accumulated


        through the

        Common Stock           Paid in   Development
                                   Shares       Amount       Capital
                                    Stage        Total
                                 ----------   ----------   ----------
                                 ----------   ----------

        Initial stock issuance,
        on June 29, 2000           500,000      $   500      $   --
                                   $   --       $   500

        Net loss, December
        31, 2000
                                      (26)         (26)
                                 ----------   ----------   ----------
                                 ----------   ----------

        Balance December 31,
        2000                       500,000      $   500       $
                                      (26)      $   474

        Net loss, September              --           --
          --                          (35)         (35)
        30, 2001                 ----------   ----------   ----------
                                 ----------   ----------

        Balance September
        30, 2001                   500,000      $   500      $   --
                                      (61)      $   439
                                 ----------   ----------   ----------
                                 ----------   ----------



                      See notes to financial statements



                 KAW ACQUISITION CORPORATION
                (A Development Stage Company)
             Statements of Cash Flows (Unaudited)



                   From May 3, 2000

                                 Nine Months
             (Inception) to

                            Ended September 30,
        September 30,
                                                   2001                2000
                                                   2001
                                                ----------          ----------
                                                ----------

        Cash flows from operating activities
           Net loss                               $ (35)              $ (11)
                                                  $ (61)
                                                ----------          ----------
                                                ----------

           Adjustments to reconcile net loss
           to net cash used in operating
           activities:

           Net cash used in operating activities  $ (35)              $ (11)
                                                  $ (61)
                                                ----------          ----------
                                                ----------

        Cash flows from financing activities:
           Net proceeds from issuance of
           common stock
                                                     500
                                                ----------          ----------
                                                ----------

        Net cash provided by financing
           activities                                                    500
                                                     500
                                                ----------          ----------
                                                ----------

        Net increase (decrease) in cash             (35)                 489
                                                     439

        Cash, beginning of period                  $ 474

                                                ----------          ----------
                                                ----------

        Cash, end of period                        $ 439               $ 489
                                                   $ 439
                                                ----------          ----------
                                                ----------



                      See notes to financial statements



                         KAW ACQUISITION CORPORATION
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
                        Six Months Ended June 30, 2001


        NOTE 1            UNAUDITED FINANCIAL STATEMENTS

        The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. It is suggested that these condensed financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's audited financial statements on Form 10-KSB for the fiscal year ended December 31, 2000.

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

        Accounting Pronouncements

        In June, 2001, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 141, Business Combinations (SFAS No. 141), which establishes financial accounting and reporting for business combinations and establishes financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38 Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of this statement are to be accounted for using the Purchase Method. SFAS No. 141 is applicable for fiscal years beginning after June 30, 2001.

        Accounting Standards No. 142 Goodwill and Other Intangible Assets (SFAS No. 142) addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17. This statement addresses how goodwill and intangible assets other than those acquired in a business combination should be accounted for after they have been initially recognized on the financial statements. SFAS No. 142 is applicable for fiscal years beginning after December 15, 2001.

        Statement No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets supersedes Statement No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS 121"). Though it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 excludes goodwill and intangibles not being amortized among other exclusions. SFAS 144 also supersedes the provisions of APB 30, Reporting the Results of Operations pertaining to discontinued operations. Separate reporting of a discontinued operation is still required, but SFAS 144 expands the presentation to include a component of an entity, rather than strictly a business segment as defined in SFAS 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 144 also eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for all fiscal years beginning after December 15, 2001. The Company believes that the future implementation of SFAS 144 will not have a material effect on the Company's financial position, results of operations or liquidity.

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