Form 10-K
period 2001-12-31
KAW ACQUISITION CORP
filed 2003-03-31
CIK 1119176

SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549

                     FORM 10-KSB
                      (Mark One)

                [X]                    ANNUAL REPORT
                UNDER SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


                For the fiscal year ended December
                       31, 2001
                Or

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

                    Yes            No     X

     Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form
     10-KSB.   [ X ]

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

            Class                      Outstanding at
     Common Stock, par value         December 31, 2001
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

      Name and Address      Amount of Beneficial   Percentage
     of Beneficial Owner          Ownership         of Class
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

     ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K

            (a)     Exhibits
             99.3   Certification

            (b) There were no reports on Form 8-K filed by the Company during the quarter ended December 31, 2001.

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

     NAME                 OFFICE               DATE

     Peter R. Goss        Director            March 28, 2003



                   KAW ACQUISITION CORPORATION
                  INDEX TO FINANCIAL STATEMENTS





                                                    Page

     Independent Auditor's Report                    1

     Balance Sheet - December 31, 2001               2

     Statement of Operations -
       For the Period from May 3, 2000
       (Date of Inception) to December 31, 2001      3

     Statement of Cash Flows -
       For the Period from May 3, 2000
       (Date of Inception) to December 31, 2001      4

     Statement of Changes in Stockholder's Equity -
     For the Period from May 3, 2000
     (Date of Inception) to December 31, 2001        5

     Notes to Financial Statements                   6



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

     In my opinion, the financial statements referred to above present fairly in all material respects, the financial position of Kaw Acquisition Corporation (a development stage company) as of December 31, 2001, and the results of its operations and retained deficit, cash flows, and stockholder's equity for the period from May 3, 2000 (date of inception) to December 31, 2001 in conformity with generally accepted accounting principles.


     March 28, 2003


     /s/   James J. Taylor


     555 IH35 South  Suite 312  New Braunfels, Texas 78130
     Telephone (830)624-1000  (830)624-0300
                  e-mail address: james_j_taylor@msn.com

                                    -1-




                   KAW ACQUISITION CORPORATION
                  (A DEVELOPMENT STAGE COMPANY)

                         BALANCE SHEETS

                   DECEMBER 31, 2001 AND 2000


                               DECEMBER     DECEMBER
                               31, 2001     31, 2000

                             ASSETS

     Cash                       $   438     $    474
                                 ______       ______
                                $   438     $    474
                                 ______       ______




                   LIABILITIES AND STOCKHOLDER'S EQUITY

     LIABILITIES                $     0     $      0



     STOCKHOLDER'S EQUITY:
       Common stock - $0.001
       par value, 100 million
       shares authorized,
       500,000 shares issued
       and outstanding             500          500

       Retained Earnings           (62)         (26)
                                ______       ______
       Total Stockholder's
       equity                      438          474

                                ______       ______
       Total Liabilities and
       Stockholder's Equity    $   438      $   474





         SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS
                               -2-


     KAW ACQUISITION CORPORATION
     (A DEVELOPMENT STAGE COMPANY)

     STATEMENTS OF OPERATIONS AND RETAINED DEFICITS

     FOR THE PERIOD OF MAY 3, 2000 (DATE OF INCEPTION) TO
     DECEMBER 31, 2000



                                              MAY 3, 2000
                                               (DATE OF
                                 YEAR          INCEPTION)
                                 ENDED            TO
                               DECEMBER         DECEMBER
                               31, 2001         31, 2000

     INCOME                    $     0          $     0


     EXPENSES:
       Bank Charges                 36               26

                                ______           ______
       Total expenses               36               26

                                ______           ______

     NET INCOME (LOSS)             (36)             (26)

     RETAINED DEFICITS
     JANUARY 1, 2001 AND
     MAY 3, 2000
     (date of inception)           (26)               0
                                 ______          ______

     RETAINED DEFICIT
     DECEMBER 31, 2001
     AND 2000                    $ (62)          $ (26)
                                ______          ______



              SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS
                                    -3-



                   KAW ACQUISITION CORPORATION
                  (A DEVELOPMENT STAGE COMPANY)

                     STATEMENT OF CASH FLOWS

            FOR THE YEAR ENDED DECEMBER 31, 2001 AND
     THE PERIOD OF MAY 3, 2000 (DATE OF INCEPTION) TO DECEMBER
                            31, 2000



                                                    MAY 3, 2000
                                                     (DATE OF
                                      YEAR          INCEPTION)
                                      ENDED             TO
                                     DECEMBER        DECEMBER
                                     31, 2001        31, 2000


     CASH FLOWS FROM OPERATING
     ACTIVITIES Net income (loss)     $ (36)          $ (26)


       Adjustments to reconcile net
       income to net cash flows from
       operating activities               0               0
                                     ______          ______


       Net cash provided by (used in)
       operating activities             (36)            (26)

     CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from issuance of
       common stock                       0             500
                                     ______          ______

       Net cash provided by financing
       activities                         0             500
                                     ______          ______


     NET (DECREASE) INCREASE IN CASH
     AND CASH EQUIVALENTS               (36)            474


     CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                474               0
                                     ______          ______


     CASH AND CASH EQUIVALENTS,
     END OF PERIOD                    $ 438           $ 474
                                     ______          ______





         SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS
                               -4-



                   KAW ACQUISITION CORPORATION
                  (A DEVELOPMENT STAGE COMPANY)

          STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY

     FOR THE PERIOD OF MAY 3, 2000 (DATE OF INCEPTION) TO
                        DECEMBER 31, 2001




                           COMMON                      TOTAL
                           STOCK     COMMON            STOCK-
                           SHARES    STOCK   RETAINED HOLDER'S
     DATE                  ISSUED    AMOUNT  DEFICITS  EQUITY

     5/3/00
       Original common
       stock issue        500,000   $ 500     $ 0      $ 500

     12/31/00
       Net loss for the
       period of May 3,
       2000 to December
       31, 2000                                (26)      (26)

     12/31/00   Totals    500,000   $ 500     $(26)    $ 474

     12/31/01
       Net loss for the
       period of May 3,
       2000 to December
       31, 2001                                (36)      (36)

     12/31/01   Totals    500,000   $ 500     $(62)    $ 438




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

            FEDERAL INCOME TAXES:
            The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for
            Income Taxes" ("Statement 109"). Provisions for income taxes are calculated on a pretax income reported for financial statement purposes.
            Deferred income taxes (liability) or benefit from income taxes (asset) are provided through timing differences between the reporting of financial statement income and taxable income. If material, these differences will be recorded as deferred income taxes of benefit from income taxes. Due to the Company's operational inactivity from the date of inception through December 31, 2001, no deferred taxes or benefit from income taxes has been provided.

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