Form 10-Q
period 2002-03-31
KAW ACQUISITION CORP
filed 2003-03-31
CIK 1119176

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                            FORM 10-QSB
                             (Mark One)

  [X]                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                                 OF THE SECURITIES EXCHANGE ACT OF
  1934

       For the period from January 1, 2002, to March 31, 2002
  Or

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


        ITEM 1. FINANCIAL STATEMENTS

                 KAW ACQUISITION CORPORATION
                (A Development Stage Company)
                  BALANCE SHEET (Unaudited)
                        MARCH 31, 2002

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

        ---------------


              See notes to financial statements



                 KAW ACQUISITION CORPORATION
                (A Development Stage Company)
             Statements of Operations (Unaudited)




                                               From
                                                              Three Months
                                            May 3, 2000
                                                                  Ended
                                            (Inception)
                                                                March 31
                                           to September
                                                              2002
                                          2001   30, 2001
                                                             ------
                                         ------ ----------

        Income
        Other income (net)                                    $  --
                                          $  --   $
                                                             ------
                                         ------ ----------
        Expenses
        General and administrative                            $  --
                                          $ 17        61
                                                             ------
                                         ------ ----------

        Net Loss                                              $  --
                                          $(17)    $(61)
                                                             ------
                                         ------ ----------

        Earnings per share
           Net loss per common share                          $   0

                                                             ------


        Weighted average of common
           shares outstanding                                500,000

                                                           ----------




              See notes to financial statements



                 KAW ACQUISITION CORPORATION
                (A Development Stage Company)
        Statements of Changes in Stockholder's Equity
                        (Unaudited)
        From May 3, 2000 (Inception) to March 31, 2002





               Deficit


           Accumulated


             through the

        Common Stock                  Paid in       Development
                                   Shares      Amount      Capital
                                    Stage       Total
                                 ----------  ----------  ----------
                                 ----------  ----------

        Initial stock issuance,
        on June 29, 2000           500,000     $   500     $   --
                                   $   --      $   500

        Net loss, December
        31, 2000
                                      (26)        (26)
                                 ----------  ----------  ----------
                                 ----------  ----------

        Balance December 31,
        2000                       500,000     $   500      $
                                      (26)     $   474

        Net loss, December               --          --
         --                           (35)        (35)
        31, 2001                 ----------  ----------  ----------
                                 ----------  ----------

        Balance March
        31, 2002                   500,000     $   500     $   --
                                      (61)     $   439
                                 ----------  ----------  ----------
                                 ----------  ----------



                      See notes to financial statements



                 KAW ACQUISITION CORPORATION
                (A Development Stage Company)
             Statements of Cash Flows (Unaudited)



               From May 3, 2000

                                Three Months
             (Inception) to

                               Ended March 31,
              March 31,
                                                   2002                2001
                                                   2002
                                                ----------          ----------
                                                ----------

        Cash flows from operating activities
           Net loss                                $  --              $ (17)
                                                  $ (61)
                                                ----------          ----------
                                                ----------

           Adjustments to reconcile net loss
           to net cash used in operating
           activities:

           Net cash used in operating activities   $  --              $ (17)
                                                  $ (61)
                                                ----------          ----------
                                                ----------

        Cash flows from financing activities:
           Net proceeds from issuance of
           common stock
                                                     500
                                                ----------          ----------
                                                ----------

        Net cash provided by financing
           activities
                                                     500
                                                ----------          ----------
                                                ----------

        Net increase (decrease) in cash                                  (17)
                                                     439

        Cash, beginning of period                  $ 439                 474

                                                ----------          ----------
                                                ----------

        Cash, end of period                        $ 439               $ 457
                                                   $ 439
                                                ----------          ----------
                                                ----------



                      See notes to financial statements



                         KAW ACQUISITION CORPORATION
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
                        Six Months Ended June 30, 2001


        NOTE 1            UNAUDITED FINANCIAL STATEMENTS

        The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. It is suggested that these condensed financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's audited financial statements on Form 10-KSB for the fiscal year ended December 31, 2001.

        The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the Notes to Financial Statements included in the Company's audited financial statements on Form 10-KSB for the fiscal year ended
        December 31, 2001.

        In the opinion of management, the unaudited financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flow for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The results of operations for the six-month period ended March 31, 2002, are not necessarily indicative of operating results to be expected for a full year.

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

        Concentration of Risk

        There were no cash balances at March 31, 2002, that exceed federal insurance limits.

        Basic Earnings (Loss) per Share

        Basic earnings (loss) per share for each year is computed by dividing income (loss) for the year by the weighted average number of common shares outstanding during the year. Diluted earnings
        (loss) per share include the effects of common stock equivalents to the extent they are dilutive.

        Basic weighted average number of shares outstanding at March 31, 2002, is as follows:

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