Form 10-Q
period 2002-06-30
KAW ACQUISITION CORP
filed 2003-03-31
CIK 1119176

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                            FORM 10-QSB
                             (Mark One)

  [X]                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                                 OF THE SECURITIES EXCHANGE ACT OF
  1934

        For the period from April 1, 2002, to June 30, 2002
  Or

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


        ITEM 1. FINANCIAL STATEMENTS

                 KAW ACQUISITION CORPORATION
                (A Development Stage Company)
                  BALANCE SHEET (Unaudited)
                        JUNE 30, 2002

                            ASSETS

               Current Assets
               Cash







                                                                    $




                                                                    439

        ---------------


               Total Current Assets
                                                    $       439

        ---------------

             LIABILITIES AND STOCKHOLDER'S EQUITY

        Liabilities
                                                            $








        Stockholder's Equity
                Common stock $.001 par value; 100 million shares
                   authorized; 500,000 issued and
        outstanding
                Deficit accumulated during the development stage

        ---------------

        $       439

        ---------------


                                      $      439

        ---------------


              See notes to financial statements



                 KAW ACQUISITION CORPORATION
                (A Development Stage Company)
             Statements of Operations (Unaudited)




                                               From
                                           Three Months       Three Months
                                            May 3, 2000
                                               Ended              Ended
                                            (Inception)
                                              June 30           March 31
                                           to September
                                          2002     2001       2002
                                          2001   30, 2001
                                         ------   ------     ------
                                         ------ ----------

        Income
        Other income (net)                $  --    $  --      $  --
                                          $  --   $
                                                             ------
                                         ------ ----------
        Expenses
        General and administrative        $  --    $ 18       $  --
                                          $ 35        61
                                                             ------
                                         ------ ----------

        Net Loss                          $  --   $ (18)      $  --
                                          $(35)    $(61)
                                                             ------
                                         ------ ----------

        Earnings per share
           Net loss per common share      $   0               $   0

                                         ------              ------


        Weighted average of common
           shares outstanding                                500,000

                                                           ----------




              See notes to financial statements



                 KAW ACQUISITION CORPORATION
                (A Development Stage Company)
        Statements of Changes in Stockholder's Equity
                        (Unaudited)
        From May 3, 2000 (Inception) to June 30, 2002




                                                        Deficit

                                                   Accumulated


        through the

        Common Stock        Paid in    Development
                                   Shares      Amount      Capital
                                    Stage       Total
                                 ----------  ----------  ----------
                                 ----------  ----------

        Initial stock issuance,
        on June 29, 2000           500,000     $   500     $   --
                                   $   --      $   500

        Net loss, December
        31, 2000
                                      (26)        (26)
                                 ----------  ----------  ----------
                                 ----------  ----------

        Balance June 30, 2002      500,000     $   500      $
                                   $   --      $   474

        Net loss, December               --          --
         --                           (35)        (35)
        31, 2001                 ----------  ----------  ----------
                                 ----------  ----------

        Balance December
        31, 2001                   500,000     $   500      $
                                   $ (61)      $   439
                                 ----------  ----------  ----------
                                 ----------  ----------

        Balance June 30
        2002                       500,000     $   500     $   --
                                      (61)     $   439
                                 ----------  ----------  ----------
                                 ----------  ----------



                      See notes to financial statements



                 KAW ACQUISITION CORPORATION
                (A Development Stage Company)
             Statements of Cash Flows (Unaudited)



               From May 3, 2000

                                  Six Months
             (Inception) to

                               Ended June 30,
                  June 30,
                                                   2002                2001
                                                   2002
                                                ----------          ----------
                                                ----------

        Cash flows from operating activities
           Net loss                                $  --              $ (35)
                                                  $ (61)
                                                ----------          ----------
                                                ----------

           Adjustments to reconcile net loss
           to net cash used in operating
           activities:

           Net cash used in operating activities   $  --              $ (35)
                                                  $ (61)
                                                ----------          ----------
                                                ----------

        Cash flows from financing activities:
           Net proceeds from issuance of
           common stock
                                                     500
                                                ----------          ----------
                                                ----------

        Net cash provided by financing
           activities
                                                     500
                                                ----------          ----------
                                                ----------

        Net increase (decrease) in cash                                  (35)
                                                     439

        Cash, beginning of period                  $ 439                 474

                                                ----------          ----------
                                                ----------

        Cash, end of period                        $ 439               $ 439
                                                   $ 439
                                                ----------          ----------
                                                ----------



                      See notes to financial statements



                         KAW ACQUISITION CORPORATION
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
                        Six Months Ended June 30, 2002


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

        In the opinion of management, the unaudited financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flow for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The results of operations for the six-month period ended June 30, 2002, are not necessarily indicative of operating results to be expected for a full year.

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

        Basic weighted average number of shares outstanding at June 30, 2002, is as follows:

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



                          By:/s/ Peter R. Goss
                             Peter R. Goss
                             President, Chief Executive
                             Officer and Acting Chief Financial
                             Officer

        Dated:   March 27, 2003