Form 10-Q
period 2002-09-30
KAW ACQUISITION CORP
filed 2003-03-31
CIK 1119176

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                            FORM 10-QSB
                             (Mark One)

  [X]                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                                 OF THE SECURITIES EXCHANGE ACT OF
  1934

      For the period from July 1, 2002, to September 30, 2002
  Or

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


        ITEM 1. FINANCIAL STATEMENTS

                 KAW ACQUISITION CORPORATION
                (A Development Stage Company)
                  BALANCE SHEET (Unaudited)
                      SEPTEMBER 30, 2002

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

        ---------------


              See notes to financial statements



                 KAW ACQUISITION CORPORATION
                (A Development Stage Company)
             Statements of Operations (Unaudited)




                                               From
                                           Three Months        Nine Months
                                            May 3, 2000
                                               Ended              Ended
                                            (Inception)
                                           September 3
        September 30                       to September
                                          2002     2001       2002
                                          2001   30, 2002
                                         ------   ------     ------
                                         ------ ----------

        Income
        Other income (net)                $  --    $  --      $  --
                                          $  --   $
                                         ------   ------     ------
                                         ------ ----------
        Expenses
        General and administrative           --    $ 18         --
                                          $ 35        61
                                         ------   ------     ------
                                         ------ ----------

        Net Loss                          $  --    $(18)      $  --
                                          $(35)    $(61)
                                         ------   ------     ------
                                         ------ ----------

        Earnings per share
           Net loss per common share      $   0               $   0

                                         ------              ------


        Weighted average of common
           shares outstanding            500,000             500,000

                                       ----------          ----------




              See notes to financial statements



                 KAW ACQUISITION CORPORATION
                (A Development Stage Company)
        Statements of Changes in Stockholder's Equity
                        (Unaudited)
      From May 3, 2000 (Inception) to September 30, 2002




                                                       Deficit

                                                  Accumulated

                                                    through the

        Common Stock       Paid in    Development
                                   Shares      Amount     Capital
                                    Stage       Total
                                 ----------  ---------- ----------
                                 ----------  ----------

        Initial stock issuance,
        on June 29, 2000           500,000     $   500    $   --
                                   $   --      $   500

        Balance December 31,
        2001                       500,000     $   500     $
                                   $ (61)      $   439

        Balance March 31,
        2002                       500,000     $   500     $
                                      (61)     $   439
                                 ----------  ---------- ----------
                                 ----------  ----------

        Balance June 30
        2002                       500,000     $   500     $
                                      (61)     $   439
                                 ----------  ---------- ----------
                                 ----------  ----------

        Balance September
        30, 2002                   500,000     $   500     $
                                      (61)     $   439
                                 ----------  ---------- ----------
                                 ----------  ----------



                      See notes to financial statements



                 KAW ACQUISITION CORPORATION
                (A Development Stage Company)
             Statements of Cash Flows (Unaudited)



               From May 3, 2000

                                 Nine Months
             (Inception) to

                            Ended September 30,
        September 30,
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
                                                ----------

           Adjustments to reconcile net loss
           to net cash used in operating
           activities:

           Net cash used in operating activities   $  --              $ (35)
                                                  $ (61)
                                                ----------          ----------
                                                ----------

        Cash flows from financing activities:
           Net proceeds from issuance of
           common stock
                                                     500
                                                ----------          ----------
                                                ----------

        Net cash provided by financing
           activities                                                    500
                                                     500
                                                ----------          ----------
                                                ----------

        Net increase (decrease) in cash                                  439
                                                     439

        Cash, beginning of period                  $ 439

                                                ----------          ----------
                                                ----------

        Cash, end of period                        $ 439               $ 439
                                                   $ 439
                                                ----------          ----------
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

        The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the Notes to Financial Statements included in the Company's audited financial statements for the fiscal year ended December 31, 2001, which are included in Form 10-KSB.

        In the opinion of management, the unaudited financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flow for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The results of operations for the six-month period ended September 30, 2002, are not necessarily indicative of operating results to be expected for a full year.

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