Form 10KSB
period 2002-12-31
KAW ACQUISITION CORP
filed 2003-04-25
CIK 1119176

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                            FORM 10-KSB
                             (Mark One)

  [X]                    ANNUAL REPORT UNDER SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended December 31, 2002
  Or

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

                Class                   Outstanding at
                                      December 31, 2002
           Common Stock,
         par value $0.001                500,000

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

        Reason for designating Class A and Class B Common
        Shares

        Designating a Class A Common Stock consisting of 12,000,000 shares with par value of $0.001 per share and with a voting power equal to 20 votes per share will allow our Board flexibility to act promptly in issuing stock to meet our future business needs, which may include:

        - -    acquisitions and mergers,

        - -    financing transactions to improve our
               financial and business position,

        - -    stock splits or stock dividends,

        - -    recruiting employees and executives, and

        - -    other proper business purposes.

        Automatic conversion will occur without further action into equivalent shares of Class B Common
        Stock as follows:

        - - upon the effective date of a registration statement filed under the Securities Act of 1933, as amended

               - -     by a nationally recognized
                       underwriter on

                - -    New York Stock Exchange

                - -    American Stock Exchange

                - -    Nasdaq National Market

               - -     aggregate proceeds from offering is
                       the greater of the original issue
                       price of Preferred Stock issued by
                       Registrant multiplied by 1.5 and
                       gross cash proceeds to Registrant are
                       at least $5,000,000.

        If the Class A Common Shares have been designated and their voting and conversion rights established, our Board of Directors will be able to act quickly without spending the time and incurring the expense of soliciting proxies and holding additional shareholders meetings. The Board, however, may issue additional shares of Class A Common Stock without action on the part of the shareholders only if action is permissible under Nevada law, and only if the rules of any exchange on which the Common Stock is then listed permit those issuances. There are no additional costs or expenses due to the State of Nevada, where we are incorporated, as a result of the increase in authorized shares, other than the nominal costs associated with the filing of the Articles of Amendment.

        The Class A Common Shares may be used by a minority of shareholders to gain control of us by diluting the voting power of shares then outstanding or increasing the voting power of persons who would support the Board of Directors in opposing a takeover bid or a solicitation in opposition to management. These shares could also be used by the Board of Directors in a public or a private sale, merger or similar transaction by increasing the number of outstanding shares and thereby diluting the equity interest and voting power of a party attempting to obtain control of us. We are not currently aware of any effort to obtain control of us and have no plans to use the new shares for purposes of discouraging any such effort. Issuing any additional shares of or Class A Common Stock would dilute our current shareholders' interest in Us.

        Reason for adding preferred stock:

        Adding preferred shares will also allow our Board flexibility to act promptly in issuing stock to meet our future business needs, which my include:

        - -    paying existing creditors,

        - -    financing transactions to improve our
               financial and business position,

        - -    stock splits or stock dividends,

        - -    acquisitions and mergers,

        - -    recruiting employees and executives,

        - -    employee benefit plans, and

        - -    other proper business purposes.

        If preferred shares are readily available, our Board of Directors will be able to act quickly without spending the time and incurring th expense of soliciting proxies and holding additional shareholders meetings. The Board, however, may issue additional shares of Preferred Stock without action on the part of the shareholders only if the action is permissible under Nevada law, and only if the rules of any exchange on which the Common Stock is then listed permit those issuances. There are no additional costs or expenses due to the State of Nevada, where we are incorporated, as a result of the increase in authorized shares, other than the nominal costs associated with the filing of the Articles of Amendment to our Articles of Incorporation.

        The additional authorized shares of Preferred Stock may be used to discourage persons from attempting to gain control of us by diluting the voting power of shares then outstanding or increasing the voting power of persons who would support the Board of Directors in opposing a takeover bid or a solicitation in opposition to management. These shares could also be used by the Board of Directors in a public or a private sale, merger or shares and thereby diluting the equity interest and voting power of a party attempting to obtain control of us.
         We are not currently aware of any effort to obtain control of us and have no plans to use the new shares for purposes of discouraging any such effort.
         Issuing any additional shares of our Preferred Stock would dilute our current shareholders interest in us.


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

               On September 30, 2002, the sole shareholder of Kaw, upon recommendation of the sole Director, voted to approve the Amendment to the Articles of Incorporation to provide for a Class A and Class B
        Common Stock and an additional 20,000,000 of preferred shares.

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

               During the past three years, the Company has sold securities which were not registered as follows:

                                 NUMBER OF
        DATE          NAME         SHARES    CONSIDERATION

        June 29,  Peter R. Goss    500,000       $ 500
         2000


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


        ITEM 11.       SECURITY OWNERSHIP OF CERTAIN
                       BENEFICIAL OWNERS AND MANAGEMENT

               The following table sets forth, as of
        December 31, 2002, each person known by the Company to be the beneficial owner of five percent or more of the Company's common stock and the Director and Officer of the Company. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

           Name and                            Beneficial
          Address of           Amount of       Percentage
        Beneficial Owner       Ownership        Of Class

        Peter Goss              500,000           100%
        963 Valley View Dr.
        Meadowbrook PA 19046

        All Executive Officers  500,000           100%
        and Directors as a
        Group (1 Person)

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

        ITEM 13.       EXHIBITS

               (a)     Exhibits
               3.1            Articles of Incorporation (1)
               3.1.1          Articles of Amendment to
                              Articles of Incorporation
                              dated September 30, 2002. (2)
               3.2            Bylaws (1)
               3.3            Specimen Stock Certificate (1)
               10.1           Agreement with Peter Goss (1)
               10.2           Shareholders Agreement (1)
               99.1           MRS' letter to the Securities
                              and Exchange Commission (2)

               (1)     Filed as an Exhibit to the Company's
                       Form 10-SB, filed with the Securities
                       and Exchange Commission on August 7,
                       2000.

               (2)     Filed as an Exhibit to Form 8-K filed
                       with the Securities and Exchange
                       Commission on March 31, 2003..

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

        Dated:   April 24, 2003


               Pursuant to the Securities Exchange Act of
        1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        NAME                     OFFICE          DATE

        /s/  Peter R. Goss      Director     April 24, 2003
        Peter R. Goss

                                CERTIFICATIONS


        I, Peter R. Goss, certify that:

        1.      I have reviewed this annual report on
                Form 10-KSB of Kaw Acquisition Corporation.

        2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.      Based on my knowledge, the financial
                statements, and other financial
                information included in this annual
                report, fairly present in all material
                respects the financial condition results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.      I am responsible for establishing and
                maintaining disclosure controls and
                procedures (as defined in Exchange Act
                Rules 13a-14 and 15d-14) for the
                registrant and I have:

                A.    designed such disclosure controls
                      and procedures to ensure that
                      material information relating to
                      the registrant, including its
                      consolidated subsidiaries is made
                      known to us by others within those
                      entities, particularly during the
                      period in which this annual report
                      is being prepared;

                B.    evaluated the effectiveness of the
                      registrant's disclosure controls and
                      procedures as of a date within 90
                      days prior to the filing of this
                      annual report (the "Evaluation Date");
                      and

                C.    presented in this annual report our
                      conclusions about the effectiveness
                      of the disclosure controls and
                      procedures based on our evaluation
                      as of the Evaluation Date;

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

        6.      I have indicated in this annual report
                whether or not there were significant
                changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


        Date: April 24, 2003


        By: /s/ Peter R. Goss
            Peter R. Goss
            Chief Executive Officer and
            Chief Financial Officer


                 KAW ACQUISITION CORPORATION
                INDEX TO FINANCIAL STATEMENTS


                                           Page

Independent Auditor's Report                1

Balance Sheets - December 31, 2002          2
 and 2001

Statement of Operations and Retained        3
 Deficits for the years ended December
 31, 2002 and 2001 and the Period from
 May 3, 2000 (Date of Inception) to
 December 31, 2002

Statement of Cash Flows - For the years     4
 ended December 31, 2002 and 2001 and
 the Period from May 3, 2000 (Date of
 Inception) to December 31, 2002

Statement of Changes in Stockholder's       5
 Equity - For the Period from May 3,
 2000 (Date of Inception) to December
 31, 2002

Notes to Financial Statements              6-7


                               James J. Taylor
                         Certified Public Accounting


                         INDEPENDENT AUDITOR'S REPORT


        Board of Directors
        Kaw Acquisition Corporation
        (A Development Stage Company)

        I have examined the accompanying balance sheet of Kaw Acquisition Corporation (a development stage company) as of December 31, 2002 and 2001, and the related statements of operations and retained deficits, cash flows, and stockholder's equity for the years ended December 31, 2002 and 2001, and the period from May 3, 2000 (date of inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

        In my opinion, the financial statements referred to above present fairly in all material respects, the financial position of Kaw Acquisition Corporation (a development stage company) as of December 31, 2002 and 2001, and the results of its operations and retained deficits, cash flows, and stockholder's equity for the years ended December 31, 2002 and 2001, and the period from May 3, 2000 (date of inception) to December 31, 2002 in conformity with generally accepted accounting principles.


        March 31, 2003


        /s/   James J. Taylor

        555 IH35 South  Suite 312  New Braunfels, Texas
        78130  Telephone (830)624-1000  (830)624-0300
                    e-mail address: james_j_taylor@msn.com


                                     -1-




                 KAW ACQUISITION CORPORATION
                (A DEVELOPMENT STAGE COMPANY)

                        BALANCE SHEETS

                  DECEMBER 31, 2002 AND 2001


                                  DECEMBER     DECEMBER
                                  31, 2002     31, 2001

                            ASSETS

        Cash                       $   438     $    438
                                    ______       ______
                                   $   438     $    438
                                    ______       ______




                     LIABILITIES AND STOCKHOLDER'S EQUITY

        LIABILITIES                $    0      $      0


        STOCKHOLDER'S EQUITY:
         Common stock - $0.001
         par value, 100 million
         shares authorized,
         500,000 shares issued
         and outstanding              500          500

         Retained Earnings            (62)         (62)
                                    ______       ______
       Total Stockholder's equity     438          438
                                    ______       ______

       Total Liabilities and
        Stockholder's Equity        $ 438        $ 438





        SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS
                             -2-


                 KAW ACQUISITION CORPORATION
                (A DEVELOPMENT STAGE COMPANY)

        STATEMENTS OF OPERATIONS AND RETAINED DEFICITS

        FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001 AND
        THE PERIOD FROM MAY 3, 2000 (DATE OF INCEPTION) TO
                      DECEMBER 31, 2002






                                              MAY 3, 2000
                                               (DATE OF
                        YEAR        YEAR       INCEPTION)
                        ENDED       ENDED          TO
                       DECEMBER    DECEMBER     DECEMBER
                       31, 2002    31, 2001     31, 2002

INCOME                  $   0       $   0        $   0


EXPENSES:
 Bank Charges               0          36           62
  Total expenses            0          36           62

NET INCOME (LOSS)           0         (36)         (62)

RETAINED DEFICIT
 JANUARY 1, 2002,
 2001 AND MAY 3,          (62)        (62)         (62)
 2000 (date of
 inception)
                         _____      ______       ______

RETAINED DEFICIT
 DECEMBER 31, 2002
 AND 2001 AND THE
 PERIOD OF MAY 3,
 2000 (DATE OF
 INCEPTION) THROUGH
 DECEMBER 31, 2002     $ (62)       $ (62)       $ (62)
                        _____       ______       ______

NET LOSS PER SHARE
 OF COMMON STOCK       $0.000000    $0.000072    $0.000124

                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS
                                     -3-



                 KAW ACQUISITION CORPORATION
                (A DEVELOPMENT STAGE COMPANY)

                   STATEMENT OF CASH FLOWS

        FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
        AND THE PERIOD OF MAY 3, 2000 (DATE OF INCEPTION) TO
                      DECEMBER 31, 2002


                                              MAY 3, 2000
                                               (DATE OF
                        YEAR        YEAR       INCEPTION)
                        ENDED       ENDED          TO
                       DECEMBER    DECEMBER     DECEMBER
                       31, 2002    31, 2001     31, 2002


CASH FLOWS FROM
OPERATING ACTIVITIES
Net income (loss)       $   0       $  36        $  62

Adjustments to
 reconcile net income
 to net cash flows
 from operating
 activities                             0           0

Net cash provided by
 (used in) Operating
 activities                 0         (36)        (62)

CASH FLOWS FROM
 FINANCING ACTIVITIES
Proceeds from issuance
 of common stock            0           0         500

Net cash provided by
 financing activities       0           0         500

NET (DECREASE) INCREASE
 IN CASH AND CASH
 EQUIVALENTS                          (36)        438

CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD       438         474           0


CASH AND CASH EQUIVALENTS
END OF PERIOD           $ 438       $ 438       $ 438




        SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS
                             -4-



                 KAW ACQUISITION CORPORATION
                (A DEVELOPMENT STAGE COMPANY)

         STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY

      FOR THE PERIOD OF MAY 3, 2000 (DATE OF INCEPTION)
                     TO DECEMBER 31, 2002




                        COMMON                       TOTAL
                        STOCK    COMMON              STOCK-
                        SHARES   STOCK    RETAINED   HOLDERS
                        ISSUED   AMOUNT   DEFICITS   EQUITY


5/3/00
 Original common stock
  issue                500,000   $  500    $   0     $  500
 Net loss for the
  period of May 3,
  2000 to December
  31, 2000                                   (26)      (26)

   Totals              500,000   $  500    $ (26)    $  474


12/31/01
 Net loss for the
  year ended December
  31, 2001                                   (36)      (36)

   Totals              500,000   $  500    $ (62)    $ 438


12/31/02
 Net loss for the
  year ended December
  31, 2002                                     0         0

   Totals              500,000   $  500    $ (62)    $ 438


        SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS
                             -5-


                 KAW ACQUISITION CORPORATION
              (A DEVELOPMENT STAGE CORPORATION)
                NOTES TO FINANCIAL STATEMENTS
        FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


     NOTE 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            ORGANIZATION AND BUSINESS OPERATIONS:
            Kaw Acquisition Corporation was incorporated in Nevada on May 3, 2000 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisitions or other business combinations with a domestic or foreign private business. At December 31, 2002, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising. The Company's fiscal year ends December 31.

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

            FEDERAL INCOME TAXES:
            The Company accounts for income taxes under the Financial Accounting Standards Board of
            Financial Accounting Standards No. 109,
            "Accounting for Income Taxes" ("Statement
            109").  Provisions for income taxes are
            calculated on a pretax income reported for financial statement purposes. Deferred income taxes (liability) or benefit from income taxes (asset) are provided through timing differences between the reporting of financial statement income and taxable income. If material, these differences will be recorded as deferred income taxes of benefit from income taxes. Due to the Company's operational inactivity from May 3, 2000 (the date of inception) through December
            31, 2002, no deferred taxes or benefit from income taxes has been provided.

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


                          APRIL 15, 2003
                  CONSENT OF INDEPENDENT CERTIFIED
                         PUBLIC ACCOUNTANT


United States Securities
and Exchange Commission
Washington, D.C.

Dear Sirs:

I hereby consent to the use in Annual Report for the year
2002, Form 10-K, my audit reported dated March 31, 2003, relating to the financial statements of Kaw Acquisition
Corporation which appear in such Annual Report. I also consent to the references to me under the heading "Experts" in such Report.

                            Sincerely yours,


                            /s/ James J. Taylor
                            James J. Taylor
                            Certified Public Accountant


EXHIBIT 99.X



          CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

               AND THE CHIEF FINANCIAL OFFICER


I, Peter R. Goss, Chief Executive Officer and Chief
Financial Officer, of Kaw Acquisition Corporation (the
"Registrant"), do hereby certify in accordance with 18
U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Annual Report on Form 10-KSB of the Registrant, to which this Certificate is attached as an Exhibit (the "Report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m), as amended; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date: April 24, 2003


By:  /s/ Peter R. Goss
     Peter R. Goss
     Chief Executive Officer and
     Chief Financial Officer