Form 10-Q
period 2003-03-31
KAW ACQUISITION CORP
filed 2003-05-16
CIK 1119176

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                            FORM 10-QSB
                             (Mark One)

  [X]                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                                 OF THE SECURITIES EXCHANGE ACT OF
  1934

       For the period from January 1, 2003, to March 31, 2003
  Or

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


                         191 Post Road West, Suite 10
                              Westport CT 06880
             (Address of principal executive offices (zip code))


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

                       Yes    X              No


        State the number of shares outstanding of each of
        the issuer's class of common equity, as of March 31,
        2003:     500,000 shares.

        Transitional Small Business Disclosure Format:

                       Yes            No     X

                       PART I    FINANCIAL INFORMATION

        ITEM 1.     FINANCIAL STATEMENTS

                 KAW ACQUISITION CORPORATION
                      (A Development Stage Company)
                      BALANCE SHEET (Unaudited)
                       MARCH 31, 2003 AND 2002

                                        03/31/03                03/31/02
                  ASSETS
     Current Assets
     Cash                             $      0                   $  438
                                                                   -----------

     Total Assets                  $      0                   $  438
                                                                   -----------

   LIABILITIES AND STOCKHOLDERS' EQUITY

      Liabilities
      Loans from
      Stockholders               $ 1,062                $       0

      Total Liabilities            $ 1,062                $        0


                       STOCKHOLDERS' EQUITY

     Common stock - $0.001 par
      value, 100 million shares
      authorized, 500,000 shares
      issued and outstanding
                                        $   500                $   500

     Deficit during the
     development stage       (1,562)                    (62)

     Total Stockholders'
     equity                         $(1,062)            $   438

     Total Liabilities and
     Stockholders' Equity   $        0              $  438


              See notes to financial statements


                 KAW ACQUISITION CORPORATION
                       (A Development Stage Company)
                     Statements of Operations (Unaudited)

                                                                        From
                                            Three Months   May 3, 2000
                                                 Ended          (Inception)
                                               March 31        to March
                                           2003      2002     31, 2003
                                           ------     ------    ----------
 Income
 Other income (net)              $ 0         $ --         $  --
                                          ------     ------    ----------
 Expenses
 General and administrative  1,500      $ 0          1,562
                                           ------    ------     ---------

 Net Loss                          $ 1,500     $ 0        $ 1,562
                                           ------    ------     ----------

 Earnings per share
    Net loss per common
    share                              $0.0030                 $0.0031
                                             ------

 Weighted average of
    common shares
    outstanding                     500,000
                                         ----------



                      See notes to financial statements



          KAW ACQUISITION CORPORATION
                (A Development Stage Company)
        Statements of Changes in Stockholder's Equity
                        (Unaudited)
        From May 3, 2000 (Inception) to March 31, 2003

                                                                       Deficit
                                                                   Accumulated
                                                                   through the
                       Common Stock       Paid in  Development
                      Shares      Amount    Capital      Stage       Total
                    ----------  ----------  ----------  -------   --------

Initial stock issuance,
on June 29, 2000
                     500,000     $   500     $   --      $   --      $   500

Net loss, December
31, 2000
                 --               --            --          (26)         (26)
                  ----------  ----------  ----------  -------  ---------

Balance December 31,
2000
                  500,000     $   500      $  --          (26)     $   474

Net loss, December
31, 2001
                   --               --           --           (36)        (36)
                ----------  ----------  ----------  -------  ---------

Balance March
31, 2002
                  500,000     $   500     $   --         (62)     $   438
                 ----------  ----------  ----------  -------  ---------

Net loss, December
31, 2002
                 ----------  ----------  ----------  -------  ---------

Balance December
31, 2002
                 500,000      $ 500        $  --    $ (62)      $ 438

Net Loss, March
31, 2003
                                                             (1,500)     (1,500)

Balance March
31, 2003
                 500,000      $ 500        $ 0    $(1,562)   $(1062)
               ----------  ----------  ----------  -------  ---------


                      See notes to financial statements



                         KAW ACQUISITION CORPORATION
                               (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
                       Six Months Ended March 31, 2003


        NOTE 1     UNAUDITED FINANCIAL STATEMENTS

        The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. It is suggested that these condensed financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's audited financial statements on Form 10-KSB for the fiscal year ended December 31, 2002.

        The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the Notes to Financial Statements included in the Company's audited financial statements on Form 10-KSB for the fiscal year ended
        December 31, 2002.

        In the opinion of management, the unaudited financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flow for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The results of operations for the six-month period ended March 31, 2003, are not necessarily indicative of operating results to be expected for a full year.


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

        Concentration of Risk

        There were no cash balances at March 31, 2003, that exceed federal insurance limits.

        Basic Earnings (Loss) per Share

        Basic earnings (loss) per share for each year is computed by dividing income (loss) for the year by the weighted average number of common shares outstanding during the year. Diluted earnings
        (loss) per share include the effects of common stock equivalents to the extent they are dilutive.

        Basic weighted average number of shares outstanding at March 31, 2003, is as follows:

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

        NOTE 5      SUBSEQUENT EVENTS

        Changes in Control of Registrant

        On April 25, 2003, the then sole shareholder, officer and director, Peter R. Goss of Kaw
        Acquisition Corporation ("Kaw/Company") appointed
        Henry J. Boucher, Jr., and Robert Laraia as
        Directors of Kaw with Henry J. Boucher, Jr., to serve as President and Robert Laraia to serve as Secretary/Treasurer. Mr. Goss resigned as the Company's sole Officer and Director of the Company.
        Mr. Goss' resignation did not involve any disagreement with the Company on any matter related to Kaw's operations, policies or practices.

        During the month of July, 2002, Peter Goss, the sole shareholder the of the Company, agreed to sell all of his shares of stock comprising 500,000 common shares of Kaw Acquisition Corporation for $165,000. The sale was subject to the Company being current in all of its required filings with the Securities and Exchange Commission through December 31, 2002. Mr. Goss received a partial payment of $55,000 in October, 2002, as against the then purchase price. The transaction was a private sale by Mr. Goss of his restricted common shares of the Company. The parties to the sale and purchase agreement then renegotiated the terms of the agreement (including the undertaking of Mr. Goss to update all filings required to be made with the United States Securities and Exchange Commission). These filings are now complete and the sale of stock was completed as follows: Mr. Goss sold 250,000 shares of the common shares of the Company to each of Trails End Management, LLC, and Deerwood Capital, LLC, each Delaware limited liability companies, and Mr. Goss resigned as an Officer and Director of the Company and appointed new Directors.

        Upon completing the events described above, a change of control of Kaw resulted.

        ITEM 2.     MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OR PLAN OF OPERATION

        Plan of Operation

        Messrs. Boucher and Laraia intend to locate
        potential target companies for Kaw and are not authorized to enter into any agreement with a
        potential target company binding Kaw.   Messrs.
        Boucher and Laraia may provide assistance to target companies incident to and following a business combination, and receive payment for such assistance from target companies.

        Messrs. Boucher and Laraia anticipate that they will enter into agreements with other consultants to assist them in locating a target company and may share their stock in Kaw with or grant options on such stock to such referring consultants and may make payments to such consultants from their own resources. There is no minimum or maximum amount of stock, options, or cash that Messrs. Boucher and Laraia. may grant or pay to such consultants. Messrs. Boucher and Laraia are solely responsible for the costs and expenses of their activities in seeking a potential target company, including any agreements with consultants, and Kaw has no obligation to pay any costs incurred or negotiated by Messrs. Boucher and Laraia.

        Messrs. Boucher and Laraia may seek to locate a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Web sites and similar methods. If Messrs. Boucher and Laraia engage in solicitation, no estimate can be made as to the number of persons who may be contacted or solicited.

        To date Messrs. Boucher and Laraia have not utilized solicitation and expect to rely on consultants in the business and financial communities for referrals of potential target companies.

                         PART II   OTHER INFORMATION

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

        ITEM 4.     SUBMISSION OF MATTER TO A VOTE
                          OF SECURITY HOLDERS

        Not applicable.

        ITEM 5.     OTHER INFORMATION

        Changes in Control of Registrant

        On April 25, 2003, the then sole shareholder, officer and director, Peter R. Goss of Kaw
        Acquisition Corporation ("Kaw/Company") appointed
        Henry J. Boucher, Jr., and Robert Laraia as
        Directors of Kaw with Henry J. Boucher, Jr., to serve as President and Robert Laraia to serve as Secretary/Treasurer. Mr. Goss resigned as the Company's sole Officer and Director of the Company.
        Mr. Goss' resignation did not involve any disagreement with the Company on any matter related to Kaw's operations, policies or practices.

        During the month of July, 2002, Peter Goss, the sole shareholder the of the Company, agreed to sell all of his shares of stock comprising 500,000 common shares of Kaw Acquisition Corporation for $165,000. The sale was subject to the Company being current in all of its required filings with the Securities and Exchange Commission through December 31, 2002. Mr. Goss received a partial payment of $55,000 in October, 2002, as against the then purchase price. The transaction was a private sale by Mr. Goss of his restricted common shares of the Company. The parties to the sale and purchase agreement then renegotiated the terms of the agreement (including the undertaking of Mr. Goss to update all filings required to be made with the United States Securities and Exchange Commission). These filings are now complete and the sale of stock was completed as follows: Mr. Goss sold 250,000 shares of the common shares of the Company to each of Trails End Management, LLC, and Deerwood Capital, LLC, each Delaware limited liability companies, and Mr. Goss resigned as an Officer and Director of the Company and appointed new Directors.

        Upon completing the events described above, a change of control of Kaw resulted.

        Beneficial Ownership

        The following table shows the Kaw Common Stock owned beneficially by (i) each of our Executive Officers,
        (ii) each of our current Directors, (iii) all Executive Officers and Directors as a group, and
        (iv) each person known by us to be the beneficial owner of more than five percent of our Common Stock as of April 25, 2003. "Beneficial ownership" is a technical term broadly defined by the Securities and Exchange Commission to mean more than ownership in the usual sense. For example, you beneficially own Common Stock not only if you hold it directly, but also if you indirectly (through a relationship, a position as Director or Trustee, or a contract or understanding), have (or share the power to vote the stock or sell it) the right to acquire it within 60 days. Except as disclosed in the footnotes below, each of the Executive Officers and Directors listed have sole voting and investment power over his shares. As of April 25, 2003, there were 500,000 shares of Common Stock issued and outstanding and two holders of record.

                                                                        SHARES
                                                                  BENEFICIALLY
         NAME              CURRENT TITLE         OWNED

Henry J. Boucher, Jr.   President, Director           250,000

Robert Laraia              Director, Secretary/
                                            Treasurer                250,000

All Current Officers and
Directors as a Group
(2 persons)                                                         500,000

Deerwood Capital, LLC                                     250,000

Trails End Management, LLC                             250,000

(1) Unless otherwise specifically noted, all addresses are care of the Company at Trails End Management, LLC, 222 Main
       Street, #276, Farmington CT 06032.

(2)  Mr. Boucher is the sole member and sole manager of Deerwood
       Capital, LLC, which owns 250,000 shares of Kaw common stock, representing 50% of the issued and outstanding common stock

(3)  Mr. Laraia is the sole member and sole manager of Trails End
       Management, LLC, which owns 250,000 shares of Kaw common stock, representing 50% of the issued and outstanding common stock.

        Kaw's Management

        The following table sets forth certain information regarding the members of Kaw's Board of Directors and its executive officers as of April 25, 2003:

           Name                     Age                   Position

  Henry Boucher, Jr.           55             President, Director

  Robert Laraia                   33             Director, Secretary/
                                                                  Treasurer

        Our Directors have been elected to serve until the next Annual Meeting of Kaw's stockholders and until their respective successors have been elected and qualified or until death, resignation, removal or disqualification. Kaw's Certificate of
        Incorporation provides that the number of Directors to serve on the Board of Directors may be established, from time to time, by action of the Board of Directors. Director vacancies are filled by election by a majority vote of the remaining
        Directors. Kaw's executive officers are appointed by and serve at the discretion of the Board of Directors.

        Each biography of our current Officer and Directors follows:

        HENRY J. BOUCHER, JR., PRESIDENT AND
        DIRECTOR: Mr. Boucher received his M.S. in economics from South Dakota State University in 1972. From 1992 to June, 1999, he was a Vice President of Mercer Management Consulting, a subsidiary of Marsh McLennan, an insurance brokerage firm. Prior to joining Mercer, Mr. Boucher was a partner with the accounting firm of Coopers and Lybrand (now Price Waterhouse
        Coopers).  From June, 1999, to July, 2000, Mr.
        Boucher was a partner with Arthur Andersen. He joined Business Edge Solutions, where he was a Vice President until December, 2000. From January, 2001,
        Mr. Boucher has been a principal of Mentus
        Consulting, LLC.

        ROBERT LARAIA, DIRECTOR AND SECRETARY/
        TREASURER: Mr. Laraia received a Bachelor in Business Administration from The University of Hartford in 1991 and a Masters Degree in Business Administration from The University of Hartford in 1993. From 1991 to 1997 he was the Network Manager of the Investment Division of Cigna Corporation; from 1997-2000 he was a Consultant for Avares Partners, Westchester, New York, an information technology firm, and since 2000 to the present he owns and is the President of Wintonbury Consulting in Farmington, Connecticut.
        Mr. Laraia is a Registered Communication
        Distribution Designer and Wintonbury Consulting is involved in the design, integration and implementation of telephone communication (voice, data, video, audio and other low voltage control) transportation systems and their related infrastructure components.


        ITEM 6.     EXHIBITS AND REPORTS
           Exhibits

        EXHIBIT        DESCRIPTION
        NUMBER
        3.1             Articles of Incorporation (1)
        3.1.1          Articles of Amendment to Articles of
                          Incorporation dated September 30,
                          2002. (2)
        3.2             Bylaws (1)
        3.3             Specimen Stock Certificate (1)
        10.1           Agreement with Peter Goss (1)
        10.2           Shareholders Agreement (1)
        99.1-99.3  Certification by the Company's President
                          and Chief Financial Officer*

        (1)    Filed as an Exhibit to the Company's Form
               10-SB, filed with the Securities and Exchange
               Commission on August 7, 2000.

        (2)    Filed as an Exhibit to the Company's Form
               8-K, filed with the Securities and Exchange
               Commission on March 31, 2003.

        *      Filed as Exhibits to this form 10-QSB


                          SIGNATURES

        Pursuant to the requirements of the Securities
        Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        KAW ACQUISITION CORPORATION

        By:   /s/   Henry J. Boucher, Jr.
               Henry J. Boucher, Jr., President

        Dated:   May 15, 2003



        EXHIBIT 99.1


                                CERTIFICATION

        I, Henry J. Boucher, Jr., President, Director and
        Chief Financial Officer of Kaw Acquisition
        Corporation, certify that:

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



         By:   /s/ Henry J. Boucher, Jr.
                 Henry J. Boucher, Jr., President


        Dated:   May 15, 2003




        EXHIBIT 99.2


                                CERTIFICATION

        I, Robert Laraia, Chief Financial Officer of Kaw Acquisition Corporation, certify that:

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



         By:   /s/ Robert Laraia
                 Robert Laraia, Chief Financial Officer


        Dated:   May 15, 2003


        EXHIBIT 99.3


                      CERTIFICATION OF THE PRESIDENT AND
                           CHIEF FINANCIAL OFFICER

        We, Henry J. Boucher, Jr., President, and Robert Laraia, Chief Financial Officer of Kaw Acquisition
        Corporation (the "Registrant"), do hereby certify in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

               (1)     the Quarterly Report on Form 10-QSB
                       of the Registrant, to which this
                       Certificate is attached as an Exhibit
                       (the "Report'), fully complies with
                       the requirements of Section 13(a) or
                       15(d) of the Securities Exchange Act
                       of 1934 (15 U.S.C. 78m), as amended;
                       and

               (2)     the information contained in the
                       Report fairly presents, in all
                       material respects, the financial
                       condition and results of operations
                       of the Registrant.

        Date:   May 15, 2003


        By:    /s/   Henry J. Boucher, Jr.
                 Henry J. Boucher, Jr., President



        By:    /s/   Robert Laraia
                 Rober Laraia, Chief Financial Officer