Form 10-Q
period 2003-06-30
KAW ACQUISITION CORP
filed 2003-08-15
CIK 1119176

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                            FORM 10-QSB
                             (Mark One)

  [X]        QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
	     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the period from April 1, 2003, to June 30, 2003
  Or

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

                           203-221-2770
       (Registrant's telephone number, including area code)

                      963 Valley View Drive
                    Meadowbrook PA 19046-1317
       (Former Name, Former Address and Former Fiscal Year,
                  if Changed Since Last Report)

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

               Yes   X      No


    State the number of shares outstanding of each of the issuer's class of common equity, as of June 30, 2003:
    500,000 shares.

    Transitional Small Business Disclosure Format:

               Yes         No    X




                                  PART I


    ITEM 1.    FINANCIAL STATEMENTS

                   KAW ACQUISITION CORPORATION
                  (A Development Stage Company)
                    BALANCE SHEET (Unaudited)
                          JUNE 30, 2003

                              ASSETS

         Current Assets
         Cash                          $    0
    	                             ---------------


         Total Current Assets          $    0
	                             ---------------

                           LIABILITIES

	 Liabilities                   $    0

                                       $    0
    		                     ---------------


                See notes to financial statements




                   KAW ACQUISITION CORPORATION
                  (A Development Stage Company)
               Statements of Operations (Unaudited)



                                                                   From

                                 Three Months       May 3, 2000
                                     Ended          (Inception)
                                    June 30           to June
                                  2003   2002         30, 2003
                                 ------ ------      ----------


    Income
    Other income (net)           $  --  $  --        $   --
                                 ------ ------      ----------

    Expenses
    General and administrative   $  --  $  --        $   --
                                 ------ ------      ----------


    Net Loss                     $  --  $  --        $   --
                                 ------ ------      ----------



    Earnings per share
     Net loss per common share   $   0
                                 ------

    Weighted average of common
       shares outstanding        500,000
                                ----------



                See notes to financial statements




                   KAW ACQUISITION CORPORATION
                  (A Development Stage Company)
    Statements of Changes in Stockholder's Equity (Unaudited)
          From May 3, 2000 (Inception) to June 30, 2003



                                                Deficit
                                              Accumulated
                                              through the
                         Common Stock  Paid in Development
                         Shares Amount Capital    Stage  Total
                         -------------------------------------

    Initial stock issuance,
    on June 29, 2000    500,000 $ 500  $  --   $  --  $  500


    Net loss, December
    31, 2000               --     --      --    (26)    (26)
                         -------------------------------------

    Balance December 31,
    2000                500,000 $ 500  $  --    (26)  $  474


    Net loss, December    --      --      --    (35)    (35)
    31, 2001
                         -------------------------------------

    Balance March
    31, 2002            500,000 $ 500  $  --    (61)  $ 439

                         -------------------------------------

    Net loss, December
    31, 2002
                         -------------------------------------

    Balance March
    31, 2003            500,000 $ 500  $ --          $  0
                         -------------------------------------

    Balance June
    30, 2003            500,000 $ 500  $ --          $  0
                         -------------------------------------



                    See notes to financial statements



                   KAW ACQUISITION CORPORATION
                  (A Development Stage Company)
               Statements of Cash Flows (Unaudited)


                                                From May 3, 2000
                                  Three Months   (Inception) to
                                  Ended June 30,      June 30
                                 2003        2002       2003
                              ----------  ----------  ---------


    Cash flows from operating
     activities
       Net loss
                              ----------  ----------  ---------


    Adjustments to reconcile net
     loss to net cash used in
     operating activities:

     Net cash used in operating
     activities
                              ----------  ----------  ---------


    Cash flows from financing
     activities:
       Net proceeds from issuance
       of common stock
                              ----------  ----------  ---------


    Net cash provided by financing
       activities
                              ----------  ----------  ---------


    Net increase (decrease) in cash

    Cash, beginning of period
                              ----------  ----------  ---------

    Cash, end of period        $     0
                              ----------  ----------  ---------




                    See notes to financial statements



                       KAW ACQUISITION CORPORATION
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                      Six Months Ended June 30, 2003


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

    In the opinion of management, the unaudited financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flow for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The results of operations for the six-month period ended June 30, 2003, are not necessarily indicative of operating results to be expected for a full year.

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

    Concentration of Risk

    There were no cash balances at June 30, 2003, that exceed federal insurance limits.

    Basic Earnings (Loss) per Share

    Basic earnings (loss) per share for each year is computed by dividing income (loss) for the year by the weighted average number of common shares outstanding during the year.
    Diluted earnings (loss) per share include the effects of common stock equivalents to the extent they are dilutive.

    Basic weighted average number of shares outstanding at June
    30, 2003, is as follows:

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

    NOTE 5        CHANGES IN CONTROL OF REGISTRANT

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

    NOTE 6        BENEFICIAL OWNERSHIP

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


                                                    SHARES
                                                 BENEFICIALLY
          NAME                CURRENT TITLE          OWNED


    Henry J. Boucher, Jr.  President, Director      250,000

    Robert Laraia               Director,           250,000
                          Secretary/Treasurer

    All Current Officers and
    Directors as a Group
    (2 persons)                                     500,000

    Deerwood Capital, LLC                           250,000

    Trails End Management, LLC                      250,000

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

    NOTE 7        MANAGEMENT

    The following table sets forth certain information regarding the members of Kaw's Board of Directors and its executive officers as of April 25, 2003:

          Name                    Age            Position

    Henry Boucher, Jr.            55        President, Director

    Robert Laraia                 33              Director,
                                            Secretary/Treasurer

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

    ROBERT LARAIA, DIRECTOR AND SECRETARY/TREASURER: Mr. Laraia received a Bachelor in Business Administration from The University of Hartford in 1991 and a Masters Degree in Business Administration from The University of Hartford in 1993. From 1991 to 1997 he was the Network Manager of the Investment Division of Cigna Corporation; from 1997-2000 he was a Consultant for Avares Partners, Westchester, New York, an information technology firm, and since 2000 to the present he owns and is the President of Wintonbury Consulting in Farmington, Connecticut. Mr. Laraia is a Registered Communication Distribution Designer and Wintonbury Consulting is involved in the design, integration and implementation of telephone communication (voice, data, video, audio and other low voltage control) transportation systems and their related infrastructure components.


                                 PART II
                            OTHER INFORMATION

    ITEM 1        LEGAL PROCEEDINGS

    There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

    ITEM 2        CHANGES IN SECURITIES

         Not applicable.

    ITEM 2        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The Company has registered its common stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. The Company files with the Securities and Exchange Commission periodic and episodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports Form 10-KSB.

    The Company was formed to engage in a merger with or acquisition of an unidentified foreign or domestic private company which desires to become a reporting company whose securities have been registered under the Exchange Act. The Company may be deemed to meet the definition of a "blank check" company contained in Section (7)(b)(3) of the Securities Act of 1933, as amended.

    Management believes that there are perceived benefits to being a reporting company which may be attractive to foreign and domestic private companies.

    These benefits are commonly thought to include:

    (1) the ability to use securities to make acquisition f assets or businesses;
    (2)  increased visibility in the financial community;
    (3)  the facilitation of borrowing from financial institutions;
    (4)  improved trading efficiency;
    (5)  the potential for shareholder liquidity;
    (6)  greater ease in subsequently raising capital;
    (7) compensation of key employees through options for stock for which there may be a public market;
    (8)  enhanced corporate image; and
    (9)  a presence in the United States capital market.

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

    The Company is not currently engaged in negotiations with any potential target company for a business combination.

    The Company is authorized to enter into a definitive agreement with a wide variety of private businesses without limitation as to their industry or revenues. It is not possible at this time to predict with which private company, if any, the Company will enter into a definitive agreement or what will be the industry, operating history, revenues, future prospects or other characteristics of that company.

    The current shareholders of the Company have agreed not to sell or otherwise transfer any of their common stock of the Company except in connection with a business combination.

    The Company does not intend to trade its securities in the secondary market until completion of a business combination.
     It is anticipated that following such occurrence the Company will take the steps required to cause its common stock to be admitted to quotation on the NASD OTC Bulletin Board or, if it then meets the financial and other requirements thereof, on the Nasdaq SmallCap Market, National Market System or regional or national exchange.

    ITEM 3    DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

    ITEM 4    SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

         Not applicable.

    ITEM 5    OTHER INFORMATION

         Not applicable.

    ITEM 6    EXHIBITS AND REPORTS

    (a)  Exhibits

         EXHIBIT NUMBER            DESCRIPTION

         3.1     Articles of Incorporation (1)
         3.3     Bylaws (1)
         10.1    Agreement with Peter Goss (1)
         10.2    Shareholders Agreement (1)
         99.X    Certification by the Company's Chief
                 Executive Officer and Chief Financial
                 Officer.*

         (1) filed as an Exhibit to the Company's Form 10-SB, filed with the Securities and Exchange Commission on August 7, 2000

         *    filed as an Exhibit with this Form 10-QSB

    (b)  Reports on Form 8-K.

         Registrant's Form 8-K filed May 6, 2003, (Commission
    File No. 000-31245)



                            SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      KAW ACQUISITION CORPORATION


                      By:  /s/   Henry J. Boucher, Jr.
                          Henry J. Boucher, Jr.
                          President

    Dated:   August 15, 2003



    EXHIBIT 99.X


                              CERTIFICATION

    I, Henry J. Boucher, Jr., President of Kaw Acquisition
    Corporation, certify that:

          1.   I have reviewed this quarterly report on Form
    10-Q of Kaw Acquisition Corporation;

          2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

          3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this report;

          4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

          a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial report; and

          5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and to the audit committee of registrant's board of directors (or persons fulfilling the equivalent function):

               a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

               b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial report.



                     By:   /s/   Henry J. Boucher, Jr.
                           Henry J. Boucher, Jr.
                           President

    Dated:   August 15, 2003



    EXHIBIT 99.X


                              CERTIFICATION

    I, Robert Laraia, Chief Financial Officer of Kaw Acquisition
    Corporation, certify that:

          1.   I have reviewed this quarterly report on Form
    10-Q of Kaw Acquisition Corporation;

          2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

          3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this report;

          4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

          a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial report; and

          5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and to the audit committee of registrant's board of directors (or persons fulfilling the equivalent function):

               a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

               b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial report.



                     By:   /s/   Robert Laraia
                           Robert Laraia
                           Chief Financial Officer

    Dated:   August 15, 2003