Form 10-Q
period 2003-09-30
KAW ACQUISITION CORP
filed 2003-11-14
CIK 1119176

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                            FORM 10-QSB
                             (Mark One)

  [X]         QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the period from July 1, 2003, to September 30, 2003
  Or

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

             Yes   X     No


   State the number of shares outstanding of each of the issuer's class of common equity, as of September 30, 2003: 500,000 shares.

   Transitional Small Business Disclosure Format:

             Yes        No    X




                                 PART I


   ITEM 1.   FINANCIAL STATEMENTS

                    KAW ACQUISITION CORPORATION
                   (A Development Stage Company)
                     BALANCE SHEET (Unaudited)
                        SEPTEMBER 30, 2003

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
                         ---------------


                 See notes to financial statements




                    KAW ACQUISITION CORPORATION
                   (A Development Stage Company)
               Statements of Operations (Unaudited)



                                      Three Months          From      From
                                            May 3, 2000
                                          Ended          (Inception)
                                         June 30           to June
                                   2003        2002          2003
                                  ------      ------     ----------

   Income
   Other income (net)              $  --       $  --       $    -
                                  ------      ------     ----------
   Expenses
   General and administrative      $  --        $
                                  ------      ------     ----------

   Net Loss                        $  --       $  --       $
                                  ------      ------     ----------

   Earnings per share
      Net loss per common
       share                       $   0
                                  ------

   Weighted average of
      common shares
      outstanding                 500,000
                                ----------



                 See notes to financial statements




                    KAW ACQUISITION CORPORATION
                   (A Development Stage Company)
     Statements of Changes in Stockholder's Equity (Unaudited)
        From May 3, 2000 (Inception) to September 30, 2003


                                                Deficit
                                               Accumulated
                                              through the
                            Common Stock        Develop-
                                       Paid in    ment
                     Shares   Amount   Capital    Stage    Total
                   ----------------------------------------
   ----------

   Initial stock
   issuance, on
   June 29, 2000     500,000  $   500  $   --    $   --  $   500

   Net loss,
   December 31,
   2000                                             (26)    (26)
                   ----------------------------------------
   ----------

   Balance
   December 31,
   2000              500,000  $   500   $           (26) $   474

   Net loss,
   December 31,           --       --      --       (35)    (35)
   2001            ----------------------------------------
   ----------

   Balance March
   31, 2002          500,000  $   500   $  --       (61) $   439
                   ----------------------------------------
   ----------

   Net loss,
   December 31,
   2002
                   ----------------------------------------
   ----------

   Balance
   March 31, 2003    500,000  $   500  $   --             $   0
                   ----------------------------------------
   ----------

   Balance
   June 30, 2003     500,000  $   500  $   --             $   0
                   ----------------------------------------
   ----------

   Balance
   September 30,
   2003              500,000  $   500  $   --             $   0
                   ----------------------------------------
   ----------



                    See notes to financial statements




                    KAW ACQUISITION CORPORATION
                   (A Development Stage Company)
               Statements of Cash Flows (Unaudited)

                                                             From
                                                         May 3, 2000
                                      Three Months       (Inception)
                                     Ended Sept. 30,     to Sept. 30
                                  2003          2002         2003
                               ----------    ----------   ----------

   Cash flows from operating
    activities
      Net loss
                               ----------    ----------   ----------

   Adjustments to reconcile
    net loss to net cash used
    in operating activities:

   Net cash used in operating
    activities
                               ----------    ----------   ----------

   Cash flows from financing
    activities:
     Net proceeds from issuance
     of common stock
                               ----------    ----------   ----------

   Net cash provided by
    financing activities
                               ----------    ----------   ----------

   Net increase (decrease) in
    cash

   Cash, beginning of period     $
                               ----------    ----------   ----------

   Cash, end of period           $     0
                               ----------    ----------   ----------



                    See notes to financial statements




                       KAW ACQUISITION CORPORATION
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                  Nine Months Ended September 30, 2003


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

   In the opinion of management, the unaudited financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flow for the interim periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates.
    Interim results are not necessarily indicative of results for a full year. The results of operations for the nine-month period ended September 30, 2003, are not necessarily indicative of operating results to be expected for a full year.

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

   Concentration of Risk

   There were no cash balances at September 30, 2003, that exceed federal insurance limits.

   Basic Earnings (Loss) per Share

   Basic earnings (loss) per share for each year is computed by dividing income (loss) for the year by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share include the effects of common stock equivalents to the extent they are dilutive.

   Basic weighted average number of shares outstanding at September 30, 2003, is as follows:

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

   Dated:   November 13, 2003



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

   Dated:   November 13, 2003



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

   Dated:   November 13, 2003